Form 10-K
period 2024-12-31
DigitalBridge Group, Inc.
filed 2025-02-21
CIK 1679688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2024 was approximately $2.4 billion. As of February 17, 2025, 174,312,312 shares of the Registrant's class A common stock and 149,571 shares of class B common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement with respect to its 2025 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year ended December 31, 2024 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
The forward-looking statements contained in this Annual Report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:
•difficult market and political conditions, including those resulting from inflation, high interest rates, a general economic slowdown or a recession;
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
•our exposure to business risks in Europe, Asia, Latin America and other foreign markets, including the impact of changes in foreign exchange rates on the value of our investments;
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
•the impact of climate change and regulatory or societal efforts associated with environmental, social and governance matters;
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
•Our operations in Europe, Asia, Latin America and other foreign markets expose our business to risks inherent in conducting business in foreign markets, including the impacts of changes in foreign exchange rates on the value of our investments.
•Valuation methodologies for certain assets in our managed institutional private funds can involve subjective judgements, and the fair value of assets established pursuant to such methodologies may be incorrect, which could result in the misstatement of performance and accrued performance fees of one or more of our managed funds.
•The organization and management of our current and future investment vehicles and of the Company and OP may create conflicts of interest.
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

PART I
Item 1. Business.
In this Annual Report, unless specifically stated otherwise or the context indicates otherwise, the terms the "Company," "DBRG," "DigitalBridge," "we," "our" and "us" refer to DigitalBridge Group, Inc. and its consolidated subsidiaries. References to the “Operating Company” and the “OP” refer to DigitalBridge Operating Company, LLC, a Delaware limited liability company and the operating company of DBRG, and its consolidated subsidiaries.
Our Business
We are a leading global investment manager in digital infrastructure, deploying and managing capital across the digital ecosystem, including data centers, cell towers, fiber networks, small cells, and edge infrastructure. Our diverse global investor base includes public and private pensions, sovereign wealth funds, asset managers, insurance companies, and endowments. At December 31, 2024, we had $35.5 billion of fee earning equity under management ("FEEUM").
We are headquartered in Boca Raton, Florida, with key offices in New York, London, Luxembourg and Singapore. At December 31, 2024, we had 324 employees.
We operate as a taxable C Corporation and conduct substantially all of our activities and hold substantially all of our assets and liabilities through our Operating Company. At December 31, 2024, we owned 94% of the Operating Company as its sole managing member.
Our Investment Management Platform
Our investment management platform is anchored by our value-add funds within the DigitalBridge Partners ("DBP") infrastructure equity series. In providing institutional investors access to investments across different segments of the digital infrastructure ecosystem, our investment offerings have expanded to include core equity, credit and liquid securities.
•Our DBP series of funds focus on value-add digital infrastructure, investing in and building businesses across the digital infrastructure sector.
•Core Equity invests in digital infrastructure businesses and assets with long-duration cash flow profiles, primarily in more developed geographies, through our Strategic Assets Fund ("SAF").
•DigitalBridge Credit is our private credit strategy that delivers credit solutions to corporate borrowers in the digital infrastructure sector globally through credit financing products such as first and second lien term loans, mezzanine debt, preferred equity and construction/delay-draw loans, among other products.
•Our Liquid Strategies are fundamental long-only, long-short and market-neutral public equities strategies with well-defined mandates, leveraging the network and intellectual capital of our platform to build liquid portfolios of high quality, undervalued businesses across digital infrastructure, real estate, and technology, media, and telecom.
•InfraBridge is focused on mid-market investments in the digital infrastructure, energy and digital adjacent areas of traditional infrastructure (predominantly transportation and logistics via the Global Infrastructure Fund ("GIF") series of funds.
Our Fund Investment Strategy
As a leading digital infrastructure investment manager, we deploy a unique investment strategy which gives investors exposure to a portfolio of growing, resilient businesses enabling the next generation of mobile and internet connectivity. We invest in digital infrastructure assets in which we believe we have a competitive advantage with our experience and track record of value creation in this sector, and which possess a durable cash flow profile with compelling secular growth characteristics driven by key themes such as artificial intelligence, 5G and cloud-adoption. We believe our deep understanding of the digital infrastructure ecosystem, together with our extensive experience running mission-critical network infrastructure for some of the world's largest and most-profitable companies in this sector, will provide us with a significant advantage in identifying and executing on attractive and differentiated investment opportunities through various economic cycles.

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
•Assets—Own mission-critical and hard-to-replicate network infrastructure supporting many of the largest and most-profitable digital infrastructure companies in the world, typically with very high renewal rates and pricing. We have successfully constructed a portfolio of best-in-class assets within our investment management business across all components of the digital ecosystem to drive significant synergies.
•Operational Expertise—This drives performance and value creation:
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
•Dynamic Portfolio Company Balance Sheet Management—We have substantial institutional relationships with leading international banks and bond investors. Certain of DBRG’s senior investment team members were among the first to engage in the securitization of digital infrastructure assets and are experienced issuers in the market. We believe that these structures generally allow for higher leverage, lower interest cost, fixed rates, longer term maturities and more favorable amortization as compared to traditional financing instruments.
•Products—Provide flexible and creative solutions across the capital structure to digital real estate and infrastructure companies around the world.
•Prudent Leverage—Structuring transactions with the appropriate amount of leverage, if any, based on the risk, duration and structure of cash flows of the underlying asset.
Our investment strategy is dynamic and flexible, which enables us to adapt to global shifts in economic, technology, real estate and capital market conditions and to exploit any inefficiencies therein. Consistent with this strategy, in order to capitalize on investment opportunities that may be present in various points of an economic cycle, we may expand or change our investment strategy and/or target assets over time as appropriate.
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
Critical areas in our evaluation of investment opportunities are the quality of the target company's assets and credit quality of its customers. Our focus on a target company's asset quality centers around location, replacement cost, speed and ability to replicate an asset, competition in the market and cost of churn or customer switching. In terms of a target company's customer profile, in addition to credit ratings, the size of a customer's balance sheet and capitalization, and the structure and duration of customer contracts are key factors in our evaluation. Additionally, another fundamental tenet in our investment process is the structuring of our debt investments for downside protection. Our structuring considerations focus on the seniority of our debt product within the borrower's capital structure, quality of the underlying security, adequacy of financial covenants and other affirmative and/or negative covenants, among other factors.
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
Portfolio Management
Our comprehensive portfolio management process revolves around active monitoring and management of our portfolio companies and active monitoring of our credit investments. These activities include, but are not limited to, focusing on enhancing cash flow and seeking to minimize the cost of capital at our portfolio companies. We also capitalize on DBRG's experience and relationships in the digital infrastructure industry to both access opportunities for growth and address operational improvements or weaknesses identified at our portfolio companies. With respect to our credit investments, we maintain regular dialogue with our corporate borrowers and perform reviews (at least quarterly or more frequently) to assess investment and borrower credit ratings and financial performance, which enable us to consistently monitor risk of loss, and evaluate and maximize recoveries. Our active involvement allows us to proactively manage our investment risk, and identify issues and trends on a portfolio-wide basis across our portfolio companies and corporate borrowers.
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
Managing Our Funds
We generally manage third party capital through our sponsorship of limited partnerships that are structured primarily as closed-end funds. Acting as general partner and investment adviser of the fund, we have the authority and discretion to manage and operate the business and affairs of the fund, and are responsible for all investment decisions on behalf of the limited partner investors of the fund. We also manage co-investment vehicles in which investors co-invest in portfolio companies of our funds. With respect to our Liquid Strategies, our investment management activities are conducted through open-end fund structures and sub-advisory accounts with defined mandates.
As investment adviser, we earn management fees and incentive fees, and as general partner or equivalent, we may be entitled to carried interest.
Management Fees—Management fees are generally calculated based upon the following per annum contractual rates:
•Commingled equity funds—up to 1.60% of investors' committed capital during the commitment period, and thereafter, invested capital (subject to certain reductions for net asset value, or NAV, write-downs);
•Credit and other equity funds—up to 2.00% of contributed or invested capital from inception;
•Co-investment vehicles—up to 1.25% of contributed or invested capital from inception; and
•Liquid Strategies and InfraBridge co-investment vehicles—up to 1.25% of NAV or gross asset value ("GAV"), respectively.
Also, co-investment vehicles may charge a one-time fee upfront on committed or invested capital, generally to be paid in tranches, but with recognition of fee revenue over the expected investment holding period. Certain co-investment vehicles may be non fee-bearing.
Incentive Fees—We earn incentive fees from sub-advisory accounts in our Liquid Strategies. Incentive fees are performance-based and measured annually or in certain instances, subject to specific realization events on the underlying investments. Incentive fees are recognized when the fees are not likely to be subject to reversal, which is generally at the end of the performance measurement period or upon occurrence of the specified realization event.

Carried Interest—Carried interest represents a disproportionate allocation of returns of up to 20% to us as general partner based upon the extent to which cumulative performance of a sponsored fund exceeds minimum return hurdles, typically an annual preferred return of 6% to 8%. Carried interest generally arises when appreciation in value of the underlying investments of the fund exceeds the minimum return hurdles, after factoring in a return of invested capital and a return of certain costs of the fund pursuant to terms of the governing documents of the fund. The amount of carried interest recognized is based upon the cumulative performance of the fund if it were liquidated as of the reporting date. Unrealized carried interest is driven by changes in fair value of the underlying investments of the fund, which could be affected by various factors, including but not limited to the financial performance of the portfolio company, economic conditions, foreign exchange rates, comparable transactions in the market, and equity prices for publicly traded securities. Unrealized carried interest may be subject to reversal until such time it is realized. Realization of carried interest occurs upon disposition of all underlying investments of the fund, or in part with each disposition.
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
Our Fund Capital Investments
As general partner, we have minimum capital commitments to our sponsored funds. With respect to certain of our sponsored funds, we have made additional capital commitments as a general partner affiliate alongside our limited partner investors. Our capital commitments are funded with cash and not through deferral of management fees or carried interest. Our fund capital investments further align our interests to our fund investors.
Competition
As an investment manager, we primarily compete for capital from outside investors and in our pursuit and execution of investment opportunities on behalf of our investment funds. We face competition in capital formation and in acquiring investments in portfolio companies at attractive prices.
The ability to source capital from outside investors will depend upon our reputation, investment track record, pricing and terms of our investment management services, and market environment for capital raising, among other factors. We compete with other investment managers focused on or active in digital infrastructure, including other private equity sponsors, credit and hedge fund sponsors and REITs who may have greater financial resources, longer track records, more established relationships and more attractive fees and other fund terms.
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
The SEC recently adopted amendments to Form PF that enhance reporting obligations for private fund advisors and to Regulation S-P, which requires, among other things, that private fund advisors adopt written policies and procedures for an incident response program to address unauthorized access to customer information. The SEC has also proposed, and can be expected to propose, additional rules and rule amendments under the Investment Advisers Act including in respect of custody requirements, cybersecurity risk governance, disclosures regarding how environmental, social and governance ("ESG") factors are taken into consideration in investment strategies, the use of predictive data analytics or similar technologies and the outsourcing of certain functions to service providers (the “Proposed Rules”). The Proposed Rules, to the extent adopted, are expected to significantly increase compliance burdens and associated costs and complexity. This regulatory complexity, in turn, may increase the need for broader insurance coverage by fund managers and increase such costs and expenses. Certain of the Proposed Rules may also (i) increase the cost of entering into and maintaining relationships with service providers; (ii) limit the number of service providers; and/or (iii) increase the costs of engaging with service providers, in each case, in a detrimental manner. In addition, these amendments could increase the risk of exposure to additional regulatory scrutiny, litigation, censure and penalties for noncompliance or perceived noncompliance, which in turn would be expected to adversely (potentially materially) affect our reputation. There can be no assurance that the Proposed Rules or any other new SEC rules and amendments will not have a material adverse effect on us.

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
Our compliance group also monitors the information barriers that we maintain between the Company’s businesses. We believe that our various businesses’ access to the intellectual knowledge and contacts and relationships that reside throughout our firm benefits all of our businesses. To maximize that access and related synergies without compromising compliance with our legal and contractual obligations, our compliance group oversees and monitors the communications between groups that are on the private side of our information barrier and groups that are on the public side, as well as between different public side groups. Our compliance group also monitors contractual obligations that may be impacted and potential conflicts that may arise in connection with these inter-group discussions.
Human Capital Resources
We recognize that our people are our most important asset, and we are focused on attracting, retaining, developing and advancing the best talent for DigitalBridge. We have built an organization rooted in entrepreneurship, intellectual curiosity and agility, and we believe that our people, values and specialization in the digital infrastructure space position us to deliver long-term success for our stockholders and fund investors.
Talent Management
At December 31, 2024, our global team consisted of 324 employees, of which approximately 67% were based in the U.S. None of our U.S. employees are represented by a labor union or covered by a collective bargaining agreement.
We pursue several strategic paths to attract and retain top talent, including:
• Expanding Talent Acquisition—Enhancing employer brand recognition, partnering with colleges, collaborating with top recruiting firms, and leveraging long-standing industry relationships.
• Shaping the Employee Experience—Creating market-competitive practices, monitoring employee engagement, and fostering a supportive work environment.
• Driving Growth and Development—Offering formal and informal learning opportunities, leadership development programs, and comprehensive 360-degree feedback to ensure continuous growth and performance enhancement.
Culture and Workplace
At DigitalBridge, we strive to foster an engaging and inclusive work environment that thrives on diverse perspectives, promotes innovation and supports the execution of our business strategy. We cultivate an agile, entrepreneurial, and professional culture that encourages embracing bold ideas, adapting swiftly to change, and taking ownership with integrity to drive innovation and deliver impactful results.

Compensation and Benefits
Our compensation program is designed to attract and reward exceptional talent with the skills necessary to support our business objectives, assist in the achievement of our strategic goals and create long-term value for our stockholders. Key features include:
• Comprehensive Compensation Packages—Competitive base salaries, annual incentive bonuses tied to performance, and long-term equity awards for mid-level employees and above.
• Market Competitiveness—Annual benchmarking to ensure fair and competitive pay and market alignment.
• Robust Benefits—Life and health insurance (medical, dental and vision), paid time off, parental leave, charitable gift matching, a student loan paydown program, and a 401(k) plan.
Community Engagement
We are passionate about giving back to the communities where we live and work. Our recent efforts include supporting Télécoms Sans Frontières, which provides emergency technology services during humanitarian crises and mentoring youth through Big Brothers Big Sisters in New York. Our employees embody our commitment to social responsibility through volunteering and charitable giving, serving as ambassadors of our values and reinforcing our connections with the communities we serve.
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
Our business is materially affected by general economic and political conditions and events throughout the world, such as changes in interest rates, fiscal and monetary stimulus and withdrawal of stimulus, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation), trade barriers, commodity prices, currency exchange rates and controls, national and international political circumstances (including wars, terrorist acts or security operations) and responses to widespread health events, and our ability to manage our exposure to these conditions may be very limited. These conditions and/or events can adversely affect our business in many ways, including by reducing the ability of our funds to raise or deploy capital, reducing the value or performance of our investments and the investments made by our funds and making it more difficult for us and our managed vehicles to realize value from existing investments. Adverse changes in market and economic conditions in the United States or the countries or regions in which we or our funds invest would likely have a negative impact on the value of our assets and spending and demand for infrastructure and technology and, accordingly, our and our funds' financial performance, the market prices of our securities, and our ability to pay dividends.
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
In addition, political uncertainty may contribute to potential risks beyond our control, such as changes in governmental policy on a variety of matters including trade, manufacturing, development and investment, the restructuring of trade agreements, and uncertainties associated with political gridlock. The current U.S. political environment and the resulting uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, taxation, economic, environmental and other policies, as well as the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the U.S. and China or further escalations in the Russia-Ukraine war or conflicts in the Middle East, could lead to disruption, instability and volatility in the global markets, which may also have an impact on our investments and exit opportunities in negatively impacted sectors or geographies.
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
The investment management business is intensely competitive, with competition based on a variety of factors, including investment performance, the quality of client service, brand recognition and business reputation. Our investment management business competes for clients, personnel and investment opportunities with a large number of private equity funds, specialized investment funds, hedge funds, corporate buyers, traditional investment managers, commercial banks, investment banks, other investment managers and other financial institutions, and we expect that competition will increase. Numerous factors increase our competitive risks, some of which are outside of our control, including that:
•Competition in the digital infrastructure sector has intensified as institutional investors, technology companies and private equity firms increasingly target this asset class;
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

The failure of the funds we manage to raise capital in sufficient amounts and on satisfactory terms could result in a decrease in FEEUM, performance fees and/or fee revenue and could have a material adverse effect on our financial condition and results of operations. Similarly, any modification of our existing fee arrangements or the fee structures for new funds could adversely affect our results of operations.
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
•the burden of complying with multiple and potentially conflicting laws, including ESG-related regulatory frameworks such as the European Union’s Sustainable Finance Disclosure Regulation (“SFDR”);
•changes in relative interest rates;
•translation and transaction risks related to fluctuations in foreign currency and exchange rates and our ability to structure and implement interest rate, foreign exchange and other hedging or derivative strategies;
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
Investments for which market prices are not observable include, but are not limited to, illiquid investments in operating companies, real estate, energy ventures and structured vehicles, and encompass all components of the capital structure, including equity, mezzanine, debt, preferred equity and derivative instruments such as options and warrants. Fair values of such investments are determined by reference to (1) the market approach (i.e., multiplying a key performance metric of the investee company or asset, such as earnings before interest, income tax, depreciation and amortization ("EBITDA"), by a relevant valuation multiple observed in the range of comparable public entities or transactions, adjusted by management as appropriate for differences between the investment and the referenced comparables), (2) the income approach (i.e., discounting projected future cash flows of the investee company or asset and/or capitalizing representative stabilized cash flows of the investee company or asset) and (3) other methodologies such as prices provided by reputable dealers or pricing services, option pricing models and replacement costs. We periodically engage independent valuation firms to assess and validate our valuation models; however, there can be no assurance that these valuations accurately reflect market conditions.
The determination of fair value using these methodologies takes into consideration a range of factors including but not limited to the price at which the investment was acquired, the nature of the investment, local market conditions, the multiples of comparable securities, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. Valuation approaches depend on key assumptions such as discount rates, growth projections, projected holding period and exit multiples, which are inherently uncertain and subject to change. Our valuation approach often relies on applying exit multiples derived from comparable public companies or precedent transactions. However, these multiples are subject to market fluctuations and may not accurately reflect actual exit values at the time of realization. Uncertainty in the timing of exit and with respect to non-U.S. dollar denominated investments, fluctuations in foreign exchange rates at the time of exit, further compounds valuation risks. If market conditions deteriorate or if an investment must be sold under unfavorable circumstances, actual realized values may be significantly lower than those implied by our assumed exit multiples. These valuation methodologies involve a significant degree of management judgment. For example, as to investments that we share with another sponsor, we may apply a different valuation methodology than the other sponsor does or derive a different value than the other sponsor has derived on the same investment, which could cause some investors to question our valuations.
Because there is significant uncertainty in the valuation of, or stability of the value of, illiquid investments, including the effect of foreign exchange rates on non-U.S. dollar denominated investments, the fair values of such investments as reflected in an institutional private fund’s net asset value do not necessarily reflect the prices that would be obtained by us on behalf of the institutional private fund when such investments are realized. Realizations at values significantly lower than the values at which investments have been reflected in prior institutional private fund net asset values would result in reduced earnings or losses for the applicable fund and the loss of potential management fees, carried interest and incentive fees. Changes in values attributed to investments from quarter to quarter may result in volatility in the net asset values and results of operations that we report from period to period. Also, a situation where asset values turn out to be materially different than values reflected in prior institutional fund net asset values could cause investors to lose confidence in us, which could in turn result in difficulty in raising additional institutional private funds.
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
We may also pursue growth through acquisitions of other investment management companies, such as our acquisition of InfraBridge. To the extent we expand into new investment strategies, geographic markets and businesses and attempt to expand our business through acquisitions, we will face numerous risks and uncertainties, including risks associated with:
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
Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar or from which we are currently exempt, and may lead to increased liability, litigation, regulatory risk, and expense. If a new business generates insufficient revenue or if we are unable to efficiently manage our expanded operations, our results of operations may be adversely affected. Moreover, if a new product, business, or venture developed internally or by acquisition is unsuccessful, we may decide to wind down, liquidate, and/or discontinue it. Such actions could negatively impact our relationships with investors in those businesses, could subject us to litigation or regulatory inquiries and could expose us to additional expenses, including impairment charges and potential liability from investor or other complaints.
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
We and the portfolio companies of the funds we manage face a number of risks associated with climate change, including both transition and physical risks. The transition risks that could impact us and the investments of the funds we manage include those risks related to the impact of U.S. and foreign climate-related legislation and regulation, as well as risks arising from climate-related business trends. Moreover, our investments, and the investments of the portfolio companies of the funds we manage, are subject to risks stemming from the physical impacts of climate change. In particular, climate change may impact energy prices, insurance costs and the value of investments linked to certain digital infrastructure assets.
New climate change-related regulations or interpretations of existing laws may result in enhanced disclosure obligations that could negatively affect us or the investments of the portfolio companies of the funds we manage and also materially increase our regulatory burden. We also face business trend-related climate risks. Certain fund investors take into account climate risks, in determining whether to invest in the funds we manage. Our reputation and investor relationships could be damaged as a result of our involvement, or the involvement of the funds we manage, in certain industries, portfolio companies or transactions associated with activities perceived to be causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change.
We are subject to focus by our fund investors, our stockholders, regulators and other stakeholders on environmental, social and governance matters.
Many of our fund investors, stockholders, regulators and other stakeholders are focused on ESG matters. Certain fund investors, including public pension funds, consider our record on such matters in determining whether to invest in our funds. Similarly, certain stockholders, particularly institutional investors, use third-party benchmarks or scores to measure our ESG-related practices, and may use such information to decide whether to invest in our common stock or to seek to engage with us with respect to our practices. If our ESG practices do not meet the standards set by these fund investors or stockholders, they may choose not to invest in our funds or exclude our common stock from their investments. In addition, regulatory frameworks, such as the European Union’s SFDR, may increase our compliance costs and operational burdens.
Conversely, anti-ESG sentiment has been gaining momentum across the United States, with several states and the federal government having enacted or proposed policies or executive action restricting ESG-focused investment practices. For example, boycott bills target financial institutions that “boycott” or “discriminate against” companies in certain industries, such as energy and mining. These laws prohibit state entities from conducting business with or investing state assets, including pension plan funds, through such institutions, and certain ESG investment prohibitions require state entities or investment managers to base investment decisions solely on pecuniary factors, excluding the consideration of

ESG factors. If investors subject to such legislation viewed our funds or practices, as being in contradiction of such “anti-ESG” policies, legislation or related legal opinions, such investors may not invest in our funds. These divergent stakeholder views expose us to competing pressures and increase litigation, regulatory and reputational risks that could have a material adverse impact on our ability to raise funds and negatively affect the price of our common stock.
Our use of artificial intelligence could expose us to various risks.
Employees of the Company have access to enterprise-grade artificial intelligence tools that are designed to operate within secure environments. Artificial intelligence technologies are susceptible to errors and other malfunctions which could lead to operational challenges and reputational risks. In addition, we may be subject to increasing regulations related to our use of these technologies, including regulations related to privacy, data security, and intellectual property rights, which could expose us to legal risks.
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
Prior to our combination with DBH, Marc C. Ganzi, our Chief Executive Officer, Benjamin Jenkins, our President and Chief Investment Officer, and certain other DBRG employees who are former senior DBH employees (collectively, "Former DBH Employees") made personal investments in certain portfolio companies and/or related vehicles (collectively, the “DBH Portfolio Companies”), which DBH acquired along with a consortium of third-party investors. In the DBH combination, we acquired the contracts to provide investment advisory and other business services to the DBH Portfolio Companies, while the Former DBH Employees retained their respective investments in the DBH Portfolio Companies. As a result of these personal investments and related outside business activities, the Former DBH Employees may have control, veto rights or significant influence over, or be required to represent the interests of certain third-party investors in, major decisions and other operational matters at the DBH Portfolio Companies. In addition, Former DBH Employees may be entitled to receive carried interest payments from the DBH Portfolio Companies upon the occurrence of certain events. As a result, Former DBH Employees, may have different objectives than us regarding the performance and management of, transactions with or investment allocations to, the DBH Portfolio Companies. The Company has attempted, and will continue to attempt, to manage and mitigate actual or potential conflicts of interest between us, on the one hand, and the Former DBH Employees, on the other hand; however, there can be no assurances that such attempts will be effective.
As a result of their personal investments in DataBank and Vantage Data Centers (the prior owner of the assets from which the assets of Vantage SDC were spun out) prior to the Company’s acquisition of DBH and prior to the Company's investment in Vantage SDC, additional investments made by the Company in DataBank and Vantage SDC subsequent to their initial acquisitions have already and may in the future trigger future carried interest payments to the Former DBH Employees upon the occurrence of future realization events. Such investments made by the Company include ongoing payments for the buildout of expansion capacity, including lease-up of the expanded capacity and existing inventory, in Vantage SDC. In such transactions, the Company takes a series of steps to mitigate the conflicts in the transactions, including, among others, obtaining approval from an independent committee of the board of directors for any related party transactions. In addition, at the time of the Company's investment in Vantage SDC, Messrs Ganzi and Jenkins agreed to roll their entitlements to future carried interest in Vantage SDC into equity in Vantage SDC to further align their interests with the Company. Additional information regarding payments to Messrs. Ganzi and Jenkins relating to DataBank and Vantage SDC acquisitions is included in Note 16 to the consolidated financial statements in Item 8 of this Annual Report.
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
As an asset manager, our business is highly dependent on information technology networks and systems, including systems provided by third parties over which we have no control. We may also have limited opportunity to verify the security, effectiveness and resiliency of systems provided by third parties or to cause third parties to implement necessary or desirable improvements for such systems. In the normal course of business, we and our service providers process proprietary, confidential, and personal information provided by our customers, employees, and vendors. In addition to our information technology networks and systems, our funds’ portfolio companies maintain their own information technology networks and systems to access, store, transmit, and manage or support a variety of business processes and proprietary, confidential, and personal information. The risk of a cybersecurity incident or system or network disruption to networks and systems, including through cyber-attacks or cyber intrusions, including by computer hackers, nation-state affiliated actors, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. A cybersecurity incident or a significant and extended disruption to our or our funds’ portfolio companies’ systems or systems provided by third parties caused by a third-party or by employee error, negligence or fraud, or a failure to report such an incident or significant and extended disruption in the timeframe required by law, may result in compromise or corruption of, or unauthorized access to or acquisition of, proprietary, confidential, or personal information collected in the course of conducting our business, misappropriation of assets, disruption of our operations, material harm to our financial condition, cash flows, and the market price of our common shares, significant remediation expenses, and increased cybersecurity protection and insurance costs. A cybersecurity incident or disruption could also interfere with our ability to comply with financial reporting requirements or result in loss of competitive position, regulatory actions or increased regulatory scrutiny, litigation, breach of contracts, reputational harm, damage to our stakeholder relationships, or legal liability. While we may be entitled to damages if our third-party service providers fail to satisfy their cybersecurity-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may identify security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
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
Our funds’ portfolio companies also rely on similar systems and face similar risks. A disruption or compromise of these systems could have a material adverse effect on the value of these businesses. Our funds may invest in strategic assets having a national or regional profile or in infrastructure assets, the nature of which could expose them to a greater risk of being subject to a terrorist attack or cybersecurity incident than other assets or businesses. Such an event may have material adverse consequences on other of our investments or assets of the same type or may require applicable portfolio companies to increase preventative cybersecurity measures or expand insurance coverage.
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
We require capital to fund acquisitions and originations of our target investments, to fund our operations, including overhead costs, to fund dividends to our stockholders and to repay principal and interest on our borrowings. We expect to meet our capital requirements using cash on hand and cash flow generated from our operations and investments. However, we may also have to rely on third-party sources of capital, including public and private offerings of securities and debt financings. Third-party financing may not be available to us when needed, on favorable terms, or at all. If we are unable to obtain adequate financing to fund or grow our business, it could have a material adverse effect on our ability to acquire additional assets and make our debt service payments, and our financial condition, results of operations and the ability to fund our distributions to our stockholders would be materially adversely affected. Due to the fact that, as of this filing, we are no longer a “well-known seasoned issuer,” as such term is used in the SEC’s regulations, which otherwise would allow us to, among other things, file automatically effective Form S-3 registration statements, our capital-raising ability may be impaired. During any period when we are not eligible to use Form S-3 or qualify as a “well known seasoned issuer,” we would be required to conduct offerings on an exempt basis or use a registration statement on Form S-1 to register securities with the SEC, which could hinder our ability to act quickly in raising capital to take advantage of market conditions and may increase our cost of raising capital. Further, the expenses associated with raising capital using Form S-1 are generally greater than those associated with using Form S-3.
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
The value of our investments in certain assets may decline if long-term interest rates increase or remain elevated. Declines in the value of our investments may ultimately reduce earnings or result in losses to us, which may negatively affect cash available for distribution to our stockholders. In addition, in a period of rising interest rates, our operating results will partially depend on the difference between the income from our assets and financing costs. We anticipate that, in some cases, the income from such assets will respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net interest income, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments. Increases in these rates could decrease our net income and the market value of our assets.
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
As of December 31, 2024, we had $300 million in borrowings outstanding under our securitized financing facility. We may choose to finance our businesses operations through further borrowings under the securitized financing facility or by issuing additional debt. Our existing and future indebtedness exposes us to the typical risks associated with the use of leverage, including the risks related to changes in debt financing markets and higher interest rates.
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
Conflicts of interest may exist or could arise as a result of the relationships between us and our affiliates, on the one hand, and the OP or any member thereof, on the other. Our directors and officers have duties to our Company and our stockholders under applicable Maryland law in connection with their management of our Company. At the same time, the Company, as sole managing member of the OP, has fiduciary duties to the OP and to its members under Delaware law in connection with the management of the OP. Our duties to the OP and its members, as the sole managing member, may come into conflict with the duties of our directors and officers to our Company and our stockholders. As of the date of this report, Messrs. Ganzi and Jenkins indirectly own approximately 1.5% and 1.3%, respectively, in the OP. These conflicts may be resolved in a manner that is not in the best interest of our stockholders.
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
The SEC’s oversight, inspections and examinations of global investment firms, including our firm, have focused on transparency, investor disclosure practices, fees and expenses, valuation and conflicts of interest and whether firms have adequate policies and procedures to ensure compliance with federal securities laws in connection with these and other areas of focus. While we believe we have procedures in place reasonably designed to monitor and make appropriate and timely disclosures regarding the engagement and compensation of our affiliated services providers and other matters of current regulatory focus, the SEC’s inspections of our firm have raised concerns about these and other areas of our operations. In September 2024, Colony Capital Investment Advisors, LLC (“CCIA”), the investment adviser to certain legacy funds and vehicles holding legacy assets, entered into a settlement agreement with the SEC that resolved the previously disclosed SEC examination into certain alleged deficiencies identified in the examination relating to CCIA’s compliance with its fiduciary duty, duty of care and disclosure of affiliate transactions involving certain legacy businesses and operations. Although we believe that CCIA acted in accordance with applicable legal requirements and always conducted its business in the best interests of its clients, we took a number of steps to improve our investor disclosures and compliance processes in response to the CCIA examination. In connection with the settlement agreement, the SEC issued a cease-and-desist order (the “Order”) against CCIA. Under the terms of the Order, pursuant to which CCIA neither admitted nor denied any of the findings contained therein, CCIA agreed to cease and desist from committing or causing any violations and any future violations of Section 206(2) and 206(4) of the Investment Advisers Act and Rules 206(4)-7 and 206(4)-8 promulgated thereunder, (ii) be censured, and (iii) pay a civil monetary penalty in the amount of $350,000 to the SEC.
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
Further, we regularly are subject to requests for information and informal or formal investigations by the SEC and other regulatory authorities, with which we routinely cooperate, and even historical practices that have been previously examined may be revisited. Even if an investigation or proceeding does not result in a sanction or the sanction imposed against us or our personnel by a regulator were small in monetary amount, the costs incurred in responding to such matters could be material and the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing investors or fail to gain new investors or discourage others from doing business with us.
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

The SEC recently adopted amendments to Form PF that enhance reporting obligations for private fund advisors and to Regulation S-P, which requires, among other things, that private fund advisors adopt written policies and procedures for an incident response program to address unauthorized access to customer information. The SEC has also proposed, and can be expected to propose, additional rules and rule amendments under the Investment Advisers Act including in respect of custody requirements, cybersecurity risk governance, disclosures regarding how ESG factors are taken into consideration in investment strategies, the use of predictive data analytics or similar technologies and the outsourcing of certain functions to service providers (the “Proposed Rules”).
The Proposed Rules, to the extent adopted, are expected to significantly increase compliance burdens and associated costs and complexity. This regulatory complexity, in turn, may increase the need for broader insurance coverage by fund managers and increase such costs and expenses. The amendments and Proposed Rules may also increase the cost of entering into and maintaining relationships with service providers to the Company and its managed funds and could expose us to additional regulatory scrutiny, litigation, censure and penalties for noncompliance or perceived noncompliance, which could adversely affect our reputation and business.
In addition to the U.S. legislation described above, other jurisdictions, including many European jurisdictions, have proposed modernizing financial regulations that have called for, among other things, increased regulation of and disclosure with respect to, and possibly registration of, hedge funds, private investment funds and their managers such as through the AIFM Directive discussed below. Regulatory agencies in the United States, Europe, Asia or elsewhere may adopt burdensome laws (including tax laws) or regulations, or changes in law or regulation, or in the interpretation or enforcement thereof, which are specifically targeted at the private investment fund industry, or other changes that could adversely affect private investment firms and the funds they sponsor.
The European Union Alternative Investment Fund Managers Directive (“AIFMD”) was transposed into national law within the member states of the European Economic Area ("EEA") pursuant to national laws and regulations adopted by those states. In the UK, a retained version of AIFMD was implemented primarily through the Alternative Investment Fund Managers Regulations 2013, as amended by the Alternative Investment Fund Managers (Amendment etc.) (EU Exit) Regulations 2019, and the Financial Conduct Authority (“FCA”) Handbook of Rules and Guidance (together, the “UK AIFMD”). The interpretation and application of AIFMD and UK AIFMD may evolve due to, for example, guidance issued by the European Securities and Markets Authority (“ESMA”) or further amendments to applicable legislation. On February 26, 2024, the European Council unanimously adopted the text of a directive amending AIFMD and Directive 2009/65/EC (the “AIFMD II”). AIFMD II entered into force on April 15, 2024, and EU member states must implement it into national law by April 16, 2026, subject to certain transition provisions. AIFMD II introduces new requirements relating to concentration limits, restrictions on lending to connected entities, leverage and risk retention obligations for loan-originating funds, and mandatory liquidity management mechanisms. While the directive establishes a general framework, aspects of its implementation may be subject to further clarification through ESMA guidelines, secondary EU legislation, and national implementing measures in relevant EEA member states.

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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
As an investment manager, our business is highly dependent on information technology networks and systems. See "Risk Factors—Risks Related to our Organizational Structure and Business Operations". The occurrence of a cybersecurity incident or a failure to implement effective information and cybersecurity policies, procedures and capabilities has the potential to disrupt our operations, cause material harm to our financial condition, result in misappropriation of assets, compromise confidential information and/or damage our business relationships. Accordingly, we have invested significant time and resources into maintaining effective cybersecurity defenses and response plans. We have purchased cybersecurity insurance, but there are no assurances that the coverage would be adequate in relation to any incurred losses. As of December 31, 2024, we have not experienced any material incidents from cybersecurity threats, including as a result of any previous cybersecurity incidents or threats, that have materially affected the business strategy, results of operations or financial condition of the Company or are reasonably likely to have such a material effect.
Cybersecurity Risk Management and Strategy
The Company’s risk management program is headed by its Chief Information Officer, Vice President of Cybersecurity and its Cybersecurity Architect. Collectively, they possess a diverse portfolio of highly regarded cybersecurity certifications, including certifications with a focus on risk management, and are able to leverage their extensive cybersecurity experience to effectively manage risk. The Company’s information technology (“IT”) team is led by the Company’s Chief Information Officer, and employs dedicated security staff who hold well-established cybersecurity certifications. The Company’s IT team meets on a recurring basis, and at least quarterly, with senior members of the Information Technology, Compliance, and Internal Audit departments to assess cybersecurity risks. Additionally, our employees and certain consultants are required to complete cybersecurity training on an annual basis to reinforce awareness of cybersecurity threats and risks to the organization.
In addition to internal resources, the Company engages third parties to help test and evaluate the effectiveness and resiliency of the Company’s IT environment, provide recommendations to strengthen the program, and provide updates on leading cybersecurity protections and practices. The Company also works with a global strategic risk advisory firm on risks related the portfolio companies of our funds.
The Company assesses cybersecurity risk through a process based on the cybersecurity framework established by the U.S. National Institute of Standards and Technology (NIST). Each year, the Company’s IT team conducts a series of sessions to discuss and evaluate risks and ranks the potential severity and likelihood of each identified risk, as well as the current and planned controls to mitigate such risks informed by the NIST Risk Management Framework. Based upon this analysis, a risk matrix is created, and project plans are developed to prioritize and allocate resources effectively, which are then discussed with key members of management, including the Company’s Chief Executive Officer, and approved by the Company’s Data Protection Team (“DPT”). The DPT consists of the Company’s Chief Information Officer, Chief Financial Officer, Chief Operating Officer, Chief Compliance Officer, Head of Internal Audit and Chief Legal Officer.
Among the risks assessed is the risk of a cybersecurity incident at a third-party service provider. To evaluate and manage this risk, the cybersecurity team conducts due diligence in connection with onboarding new vendors and performs annual due diligence with our key third-party vendors. Our due diligence process includes inquiries regarding risk management, human resources security, physical and environmental security, compliance, business continuity and contractual obligations. We also seek to collect cybersecurity audit reports and other supporting documentation for review. In addition, we have processes in place to evaluate the potential impact to our IT networks and systems when we learn of a significant cybersecurity event, including contacting our key vendors to determine if they were impacted and if any Company data was compromised.
In addition to the foregoing, the Company’s Internal Audit team assesses the design and test the effectiveness of cyber controls, and annually, as part of its internal controls testing, performs a review of service auditor reports for in-scope application vendors.
Board Oversight
The Company’s board of directors (“Board”) is responsible for overseeing and monitoring our risk management processes, including cybersecurity-related risks. The Board is assisted in its oversight responsibilities by the standing Board committees, and the audit committee of the Board (“Audit Committee”) is responsible for overseeing our cybersecurity risks. Our Chief Information Officer provides cybersecurity updates and reviews the Company’s cybersecurity risks and protection measures with either the Audit Committee or the full Board on at least a semi-annual basis. Topics covered in such meetings have included (i) results of quarterly phishing simulation tests, (ii) results from cybersecurity audits and penetration testing, (iii) review and enhancements to policies (including the Incident Response and Business Continuity policies) and (iv) any recent, high profile cybersecurity incidents. The Board and Audit Committee also engage in regular discussions regarding cybersecurity risk management with the Company’s senior management, internal auditors and independent auditors.
Cybersecurity Incident Response Plan
The DPT plays a critical role in the Incident Response Plan (“IRP”) adopted by the Company. The IRP sets forth the processes for containment, review, escalation, recovery from and remediation of any cybersecurity incidents identified by the Company. Under the IRP, any incident that is identified is promptly reviewed by the Incident Response Team (“IRT”), which is a committee of IT members, including the Company’s Chief Information Officer. When the IRT determines a cybersecurity is significant, it is escalated to the DPT, who is responsible for overseeing the investigation of and response to such cybersecurity incidents, including ensuring that the Company’s senior leadership and Audit Committee are informed and that notification and regulatory filings are made in a timely manner.
Item 2. Properties.
Our corporate headquarters is located in Boca Raton, Florida, where we lease approximately 31,500 square feet of office space. We also lease office space for the remaining ten corporate locations in seven countries across the U.S., Europe and Asia. We believe that our office space is suitable and adequate for conducting our business.
Item 3.  Legal Proceedings.
The information set forth under "Litigation" in Note 18 to the consolidated financial statements in Item 8 of this Annual Report is incorporated herein by reference.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II—OTHER INFORMATION
Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our class A common stock is traded on the NYSE under the symbol “DBRG.”
Our class B common stock is not publicly traded, and is described in Note 8 to the consolidated financial statements in Item 8 of this Annual Report.
Holders of Common Equity
On February 18, 2025, there were 1,991 holders of our class A common stock and one holder of our class B common stock (which, in each case, does not reflect the beneficial ownership of shares held in nominee name).
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
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
Redemption of Membership Units in OP ("OP Units")
Holders of OP Units have the right to require the OP to redeem all or a portion of their OP Units for cash or, at our option, shares of our class A common stock on a one-for-one basis. In the fourth quarter of 2024, in satisfaction of a redemption request by a former employee OP Unit holder, we issued 200,000 shares of our class A common stock.
Such shares of class A common stock were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.
Purchases of Equity Securities by Issuer and Affiliated Purchasers
None. Additionally, the Company does not currently have an authorized stock repurchase program.

Stock Performance Graph
The following graph compares the cumulative total return on our class A common stock with the cumulative total returns on the Standard & Poor’s 500 Composite Stock Price Index (“S&P 500”), and Dow Jones U.S. Asset Managers Index ("DJUSAG") from December 31, 2019 to December 31, 2024.
The graph assumes an investment of $100 in our common stock and each of the indices on December 31, 2019 and the reinvestment of all dividends. The cumulative total return on our class A common stock as presented is not necessarily indicative of future performance.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes thereto, which are included in Item 8. "Financial Statements and Supplementary Data" of this Annual Report.
Significant Developments
The following summarizes significant developments that affected our business and results of operations in 2024 and through the date of this filing.
Capital Raise
•In 2024, we raised $9.0 billion of capital, primarily for various co-investment vehicles and the third series in our flagship value-add strategy.
Financing
•In 2024, we further reduced our leverage with the full exchange/redemption of our remaining $78 million of 5.75% senior notes, which resulted in annual interest savings of approximately $4.5 million. $73 million of note principal was exchanged for 8.2 million shares of the Company's class A common stock and $5 million of note principal was redeemed for cash.
Return of Capital
•We completed the monetization of marketable equity securities that form non-core investments for total net proceeds of $43 million.

•In February 2025, we received proceeds of approximately $59 million in connection with our participation in a secondary sale of equity by our DataBank portfolio company and approximately $1 million of net carried interest.
Fund Performance Metrics
Certain performance metrics for our key investment funds from inception through December 31, 2024 are presented in the table below. Excluded are funds with less than one year of performance history as of December 31, 2024, funds and separately managed accounts in the liquid strategy, co-investment vehicles and separately capitalized portfolio companies. The historical performance of our funds is not indicative of their future performance nor indicative of the performance of our other existing funds or of any of our future funds. An investment in DBRG is not an investment in any of our funds and these fund performance metrics are not indicative of the performance of DBRG.

($ in millions)	Inception Date (2)	Total Commitments	Invested Capital (3)	Available Capital (4)	Investment Value			MOIC (7) (9)		IRR (8) (9)
Fund (1)					Unrealized	Realized (5)	Total (6)	Gross	Net	Gross	Net
Value-Add
DBP I	Mar-2018	$4,059	$4,838	$206	$6,262	$1,426	$7,688	1.6x	1.4x	13.9%	9.9%
DBP II	Nov-2020	8,286	7,933	920	9,659	842	10,501	1.3x	1.2x	11.9%	8.2%
Core
SAF	Nov-2022	1,110	996	148	1,061	26	1,087	1.1x	1.1x	6.3%	3.9%
InfraBridge
GIF I	Mar-2015	1,411	1,504	388	1,246	1,099	2,345	1.6x	1.4x	8.9%	6.5%
GIF II	Jun-2018	3,382	3,151	28	2,238	262	2,500	0.8x	0.7x	<0%	<0%
Credit
Credit I	Dec-2022	697	455	418	312	193	505	1.1x	1.1x	10.0%	6.5%
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

Results of Operations
Refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2023 Annual Report on Form 10-K for comparative discussion of our consolidated results of operations for the prior year periods of 2023 and 2022.
A comparative discussion of our consolidated results of operations for 2024 and 2023 is presented below.

	Year Ended December 31,
(In thousands)	2024	2023	Change
Revenues
Fee revenue	$329,693	$264,117	$65,576
Carried interest allocation	218,250	363,075	(144,825)
Principal investment income	30,023	145,448	(115,425)
Other income	29,062	48,743	(19,681)
Total revenues	607,028	821,383	(214,355)
Expenses
Compensation expense—cash and equity-based	181,821	206,892	(25,071)
Compensation expense—incentive fee and carried interest allocation	144,650	186,030	(41,380)
Administrative and other expenses	114,985	86,937	28,048
Interest expense	16,438	24,540	(8,102)
Transaction-related costs	5,265	10,823	(5,558)
Depreciation and amortization	33,706	36,651	(2,945)
Total expenses	496,865	551,873	(55,008)
Other income (loss)
Other gain (loss), net	58,652	96,119	(37,467)
Income (Loss) before income taxes	168,815	365,629	(196,814)
Income tax benefit (expense)	(2,944)	(6)	(2,938)
Income (Loss) from continuing operations	165,871	365,623	(199,752)
Income (Loss) from discontinued operations	(18,865)	(320,458)	301,593
Net income (loss)	147,006	45,165	101,841
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	2,458	6,503	(4,045)
Investment entities	73,343	(155,756)	229,099
Operating Company	683	9,138	(8,455)
Net income (loss) attributable to DigitalBridge Group, Inc.	70,522	185,280	(114,758)
Preferred stock repurchases	—	(927)	927
Preferred stock dividends	58,641	58,656	(15)
Net income (loss) attributable to common stockholders	$11,881	$127,551	(115,670)

Revenues
Total revenues were $607.0 million in 2024 and $821.4 million in 2023. The decrease of $214.4 million was driven by significant variability in unrealized carried interest and principal investment income, notwithstanding a $65.6 million increase in fee revenue.
The key components of revenue are discussed in more detail below.
Fee Revenue

	Year Ended December 31,
(In thousands)	2024	2023	Change
Management fees	$311,210	$258,288	$52,922
Incentive fees	16,548	3,229	13,319
Other fee revenue	1,935	2,600	(665)
	$329,693	$264,117	65,576
Fee revenue increased $65.6 million or 25% as our FEEUM increased $2.7 billion or 8% year-over-year to $35.5 billion at December 31, 2024.
Management fees were $52.9 million higher in 2024. This was driven by capital raised for our third flagship fund that held its first close in November 2023, contributing $60.3 million of additional fees in 2024 (including $19.5 million of catch-up fees), and capital deployments in other funds. These increases were partially offset by lower fees from DBP II following a change in fee basis to invested capital and syndication of an investment in 2024, as well as recapitalization of a portfolio company in a co-invest vehicle (aggregate decrease of $21.8 million).
2024 also included higher incentive fee income from our liquid securities strategy, along with incentive fee compensation (as discussed below), which netted to a $3.3 million increase.
Carried Interest Allocation

	Year Ended December 31,
(In thousands)	2024	2023	Change
Carried interest allocation
Distributed	$118	$28,403	$(28,285)
Unrealized	218,132	334,672	(116,540)
	$218,250	$363,075	(144,825)
Carried interest allocation represents gross carried interest from our general partner interests in sponsored investment vehicles prior to allocations to management and a third party investor. Unrealized carried interest is subject to adjustments each period, including reversals, based upon the cumulative performance of the underlying investments of these vehicles that are measured at fair value, until such time as the carried interest is distributed.
Distributed carried interest in 2023 arose from a recapitalization of DataBank.
The decrease in unrealized carried interest in 2024 was driven by a reversal of carried interest in DataBank funds and lower carried interest in DBP I, partially offset by an increase in carried interest in DBP II. The carried interest reversal for DataBank funds is a function of continuing accrual of preferred returns over time at a higher rate than the fair value increase on DataBank for certain limited partners.
Principal Investment Income

	Year Ended December 31,
(In thousands)	2024	2023	Change
Principal investment income
Realized	$18,364	$—	$18,364
Unrealized	11,659	145,448	(133,789)
	$30,023	$145,448	(115,425)
Principal investment income represents the Company's proportionate share of net income (loss) from investments in its sponsored investment vehicles, which is predominantly unrealized gain (loss) from changes in fair value of underlying fund investments.

Realized principal investment income in 2024 arose largely from gains related to syndication of investments in DBP funds and distribution of interest income from our credit fund. Additionally, 2024 included $4.2 million of previously escrowed proceeds received from a partial sale of our interest in DataBank in prior years.
In comparison, the large unrealized principal investment income in 2023 was driven by significant fair value increase in our DataBank investment and to a lesser extent, DBP I.
Other Income
Other income was $29.1 million in 2024 compared to $48.7 million in 2023. 2023 had included higher interest income from money market deposits and our subordinated notes in a collateralized loan obligation ("CLO"), as well as dividend income from our credit fund that was deconsolidated in the fourth quarter of 2023.
Expenses
Total expenses were $496.9 million in 2024 and $551.9 million in 2023, with the decrease attributable to lower compensation expense, primarily unrealized carried interest compensation, partially offset by higher administrative costs.
Changes in the various expense items are discussed below.
Compensation Expense

	Year Ended December 31,
(In thousands)	2024	2023	Change
Cash and equity-based compensation
Cash compensation	$146,145	$151,295	$(5,150)
Equity-based compensation	35,676	55,597	(19,921)
	$181,821	$206,892	(25,071)

Incentive fee and carried interest compensation allocation (reversal)	$144,650	$186,030	(41,380)
Cash and equity-based compensation—Cash compensation was $5.2 million lower in 2024 as a result of lower bonus, severance and retention costs (decreased $13.6 million), partially offset by the effects of a higher headcount in 2024.
Equity-based compensation was $19.9 million lower in 2024 as 2023 included a higher expense associated with performance-based awards that met their targets.
Incentive fee and carried interest compensation allocation—The change in compensation expense for both periods is consistent with the change in carried interest, partially offset by an increase in incentive fees, as discussed above.
Administrative and Other Expenses
Administrative and other expenses increased $28.0 million to $115.0 million, driven by higher legal fees and loss accrual related to an employment arbitration, professional service costs and placement fees.
Interest Expense
Interest expense decreased $8.1 million to $16.4 million as a result of a full exchange/redemption of the remaining 5.75% exchangeable senior notes in 2024 ($4.6 million decrease), and full repayment of the $200 million 5.00% convertible notes upon maturity in April 2023 ($3.1 million decrease).
Transaction-Related Costs
Transaction-related costs were $5.3 million in 2024 compared to $10.8 million in 2023. The decrease is attributed to InfraBridge acquisition costs in 2023 ($7.9 million), partially offset by higher expense associated with unconsummated deals in 2024 ($2.0 million).
Depreciation and Amortization
Depreciation and amortization expense decreased $2.9 million in 2024, primarily due to management contract intangible assets which have a declining amortization rate over time based upon projected cash flows to be generated from these contracts.

Other Gain (Loss), Net
Other gain was $58.7 million in 2024 and $96.1 million in 2023.
The net gain in 2024 was driven by (i) net fair value increase in investments held by consolidated funds ($46.6 million), (ii) net fair value gain on our non-core marketable equity securities that were sold during the year ($11.0 million), (iii) fair value decrease of InfraBridge contingent consideration liability ($5.2 million), and (iv) fair value decrease of warrant liability ($5.5 million), all of which were partially offset by impairment of warehoused investments ($13.2 million).
The net gain in 2023 is mainly attributed to a $278.7 million gain recognized in connection with the deconsolidation of DataBank in September 2023 (of which $3.7 million was realized and $275.0 million unrealized), largely offset by a $133.3 million write-off of an unsecured promissory note from the 2022 sale of our Wellness Infrastructure business. 2023 also included losses related to net decreases in investment values, including those held by our consolidated funds ($25.4 million) and fair value increase of warrant liability ($21.5 million).
Income Tax Benefit (Expense)
Income tax expense was $2.9 million in 2024 and immaterial in 2023. This principally reflects the income tax expense of foreign subsidiaries. The Company otherwise has operating losses and capital loss carryforwards that can be applied against current income tax expense for its domestic entities, and has established a full valuation allowance on the deferred tax assets of these entities, resulting in immaterial income tax effect for its domestic entities.
Income (Loss) from Discontinued Operations

	Year Ended December 31,
(In thousands)	2024	2023	Change
Revenues
Revenues	$7,649	$783,121	$(775,472)
Expenses	(10,669)	(1,089,481)	1,078,812
Other gain (loss)	(16,035)	(12,517)	(3,518)
Income (Loss) from discontinued operations before income taxes	(19,055)	(318,877)	299,822
Income tax benefit (expense)	190	(1,581)	1,771
Income (Loss) from discontinued operations	$(18,865)	$(320,458)	301,593
Income (Loss) from discontinued operations attributable to noncontrolling interests:
Investment entities	1,199	(260,120)	261,319
Operating Company	(1,372)	(4,339)	2,967
Income (Loss) from discontinued operations attributable to DigitalBridge Group, Inc.	$(18,692)	$(55,999)	37,307
Loss from discontinued operations in 2024 primarily included loss on a guarantee and tax liability associated with previously disposed real estate investments. The loss in 2023 primarily represents the operations of two data center portfolio companies in the former Operating segment and $9.7 million impairment of BrightSpire Capital, Inc. (NYSE: BRSP) shares prior to disposition in March 2023, as discussed in Note 2 to the consolidated financial statements included in Item 8.

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
Presented below are total AUM and FEEUM by product:

(In billions)	December 31, 2024	December 31, 2023
Assets Under Management	$95.6	$80.1

Fee Earning Equity Under Management
DBP Series	$15.9	$13.0
Co-Investment Vehicles	11.5	9.5
InfraBridge	3.7	5.1
Core, Credit and Liquid Strategies	3.2	2.8
Separately Capitalized Portfolio Companies	1.2	2.4
	$35.5	$32.8
The following table summarizes changes in FEEUM:

Year Ended December 31, 2024
(In billions)
Fee Earning Equity Under Management
Balance at January 1	$32.8
Inflows (1)	7.4
Outflows (2)	(4.6)
Market activity and other (3)	(0.1)
Balance at December 31	$35.5
________
(1)    Inflows include closing on new capital raised where fees are earned on committed capital, deployment of capital where fees are earned on invested capital, new subscriptions where fees are based on NAV, other changes in invested capital such as the effect of recapitalization and syndication, and FEEUM from acquired investment vehicles.
(2)    Outflows include redemptions and withdrawals in Liquid Strategies, realizations where fees are based on invested capital, other changes in invested capital such as the effect of recapitalization and syndication, change in fee basis from committed to invested capital, permanent write-down in investment values, and expiration of fee paying capital.
(3)    Market activity and other include changes in investment value based on NAV or GAV, and the effect of foreign exchange rates.
FEEUM increased $2.7 billion or 8% to $35.5 billion at December 31, 2024, driven by capital raise for our third flagship fund and co-investment vehicles, and capital deployments. The increase was partially offset by a change in fee basis from committed to invested capital on an InfraBridge fund in December 2024, including the effect of an investment write-down, and the resulting impact from recapitalization and syndication of investments.

Non-GAAP Supplemental Financial Measures
We report the following non-GAAP financial measures attributable to the Operating Company: Fee Related Earnings (“FRE”) and Distributable Earnings (“DE”). FRE and DE are common metrics utilized in the investment management sector.
We present FRE and DE at the Operating Company level, that is, net of amounts attributed to noncontrolling interests, which include (i) carried interest allocations to certain senior executives of the Company and a third-party investor; (ii) equity interests held by current and former employees and a third-party investor in general partner entities of the Company's sponsored funds; and (iii) limited partners of consolidated funds.
Beginning in 2024, FRE is reported on a Company-wide basis, consistent with the entirety of the Company's business representing a single reportable segment (as discussed in Note 17 to the consolidated financial statements). Prior to 2024, the Company had reported Investment Management FRE, which was an FRE measure specific to its previously reported Investment Management segment. The Investment Management segment previously bore only operating costs that were directly attributable or otherwise can be subjected to a reasonable and systematic attribution to the Investment Management segment. Company-wide FRE includes all operating costs of the Company as a whole that fall within the definition of FRE.
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
Fee-Related Earnings
FRE is used to assess the extent to which direct base compensation and core operating expenses are covered by recurring fee revenues in our investment management business. FRE represents recurring fee revenue, including incentive fees that are not subject to realization events related to underlying fund investments, net of compensation and administrative expenses. Such expenses generally exclude non-cash equity-based compensation, carried interest compensation, and placement fee expense. Also, consistent with DE, FRE excludes non-core items, and presents costs reimbursable by our managed funds on a net basis (as opposed to a gross-up of other income and administrative expenses). Where applicable, FRE is adjusted for Start-Up FRE as defined below.
Fee revenues earned from consolidated funds are eliminated in consolidation. However, because the fees are funded by and earned from third party investors in these consolidated funds who represent noncontrolling interests, our allocated share of net income from the consolidated funds is increased by the amount of fees that are eliminated. The elimination of these fees, therefore, does not affect net income (loss) attributable to DBRG. Accordingly, FRE is presented without giving effect to the elimination of fee revenue to the extent such fees meet the definition of FRE.
FRE does not include distributed carried interest as these are not recurring revenues and are subject to variability given that they are dependent upon realization events related to underlying fund investments. Placement fees are also excluded from FRE as they are inconsistent in amount and frequency depending upon timing of fundraising for our funds. Other items excluded from FRE include realized principal investment income (loss); and interest, dividend and other income, all of which are not core to the investment management fee service business. Unlike DE, which is a post-tax measure, FRE is a pre-tax measure and does not incorporate the effect of income taxes.

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
We believe that FRE is a useful measure to investors as it reflects the Company’s profitability based upon recurring fee streams that are not subject to realization events related to underlying fund investments, and without the effects of income taxes, leverage, non-cash expenses, income (loss) items that are unrealized and other items that may not be indicative of core operating results in an investment management fee service business. This allows for better comparability of the Company's profitability on a recurring and sustainable basis and relative to its peers.
Distributable Earnings
DE generally represents net realized earnings of the Company and is an indicative measure used by the Company to assess ongoing operating performance and in making decisions related to distributions and reinvestments. Accordingly, we believe DE provides investors and analysts transparency into the measure of performance used by the Company in its decision making.
DE is an after-tax measure that reflects the ongoing operating performance of the Company’s core business by including earnings that are realized and generally excluding non-cash expenses, other income (loss) items that are unrealized and items that may not be indicative of core operating results. This allows the Company and its investors and analysts to assess its operating results on a more comparable basis period-over-period.
Realized earnings included in DE are generally comprised of fee revenue, including all incentive fees, realized principal investment income (loss), distributed carried interest, interest and dividend income. Income (loss) on principal investments is realized when the Company redeems all or a portion of its investment or when the Company receives or is due income such as dividends, interest or distributions of earnings.
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
Transaction-related costs are incurred in connection with acquisitions and costs of unconsummated transactions. Non-core items primarily include acquisition-related compensation and certain severance costs, as well as litigation and settlement-related matters, which are presented within compensation expense—cash and equity-based, administrative and other expenses, and other gain (loss), net on the GAAP income statement. These costs, along with certain other gain (loss) amounts, are excluded from DE as they are related to discrete items, are not considered part of our ongoing operating cost structure, and are not reflective of our core operating performance.
Other items excluded from DE are generally non-cash in nature, including income (loss) items that are unrealized, or otherwise do not represent current or future cash obligations such as amortization of deferred financing costs. These items are excluded from DE as they do not contribute to the measurement of DE as a net realized earnings measure that is used in decision making related to distributions and reinvestments.
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

Non-GAAP Results
Results of our non-GAAP measures attributable to the Operating Company were determined as follows:

	Year Ended December 31,
(In thousands)	2024	2023	Change
Fee revenue (1)	$329,784	$267,148	$62,636
Cash compensation (1)	(151,265)	(125,954)	(25,311)
Administrative and other expenses (1)	(71,410)	(63,159)	(8,251)
Start-Up FRE	—	3,751	(3,751)
Fee-Related Earnings—attributable to Operating Company	107,109	81,786	25,323
Realized principal investment income (2)	15,884	8,497	7,387
Distributed carried interest and incentive fees subject to realization events, net of associated expense allocation	285	27,927	(27,642)
Interest, dividend and other income	14,424	22,868	(8,444)
Interest expense and preferred dividends	(72,672)	(79,985)	7,313
Placement fees and other expenses	(9,590)	(8,714)	(876)
Income tax benefit (expense)	(2,944)	(6)	(2,938)
Start-up FRE	—	(3,751)	3,751
Distributable Earnings, after tax—attributable to Operating Company	$52,496	$48,622	3,874
________
(1)    These amounts are determined based upon the definition of FRE as described above and therefore, differ from those presented on the consolidated statements of operations.
(2)    For purposes of DE, 2023 included distributions from a portfolio company in the former Operating segment.
Fee-Related Earnings
FRE was $25.3 million or 31% higher at $107.1 million in 2024 as fee revenue increased $62.6 million or 23%, partially offset by higher compensation and administrative costs. Fee revenue in 2024 benefited from the capital raised for our third flagship fund, which also contributed $19.5 million of catch-up fees. Additionally, 2024 included higher incentive fee revenue from our liquid securities strategy, along with incentive fee compensation, which netted to a $3.0 million increase. However, this was partially offset by lower fees from DBP II following a change in fee basis to invested capital and syndication of an investment in 2024. FRE margin was marginally higher at 32% in 2024 compared to 31% in 2023.
Distributable Earnings
DE was $52.5 million in 2024 and $48.6 million in 2023. DE in 2024 reflected a $25.3 million increase in FRE and higher realized principal investment income. In comparison, DE in 2023 had benefited from $27.9 million of realized carried interest from the recapitalization of DataBank. This resulted in a year-over-year increase in DE of $3.9 million.

Distributable Earnings and Fee-Related Earnings Reconciliation

	Year Ended December 31,
(In thousands)	2024	2023
Net income (loss) attributable to common stockholders	$11,881	$127,551
Net income (loss) attributable to noncontrolling interests in Operating Company	683	9,138
Net income (loss) attributable to Operating Company	12,564	136,689
Transaction-related costs and non-core items (1)	31,906	44,851
Other (gain) loss, net (2)	(61,988)	(91,187)
Unrealized principal investment income	(11,659)	(145,448)
Unrealized carried interest, net of associated expense (allocation) reversal (3)	(46,556)	(66,580)
Equity-based compensation	35,676	55,597
Depreciation and amortization expense	33,706	36,651
Amortization of deferred financing costs, debt premiums and discounts	2,296	2,784
Preferred stock redemption (gain) loss	—	(927)
Adjustments attributable to noncontrolling interests in investment entities (4)	36,487	7,629
OP share of (income) loss from discontinued operations (5)	20,064	68,563
Distributable Earnings, after tax—attributable to Operating Company	52,496	48,622
Realized principal investment income (6)	(15,884)	(8,497)
Distributed carried interest and incentive fees subject to realization events, net of associated expense allocation (3)	(285)	(27,927)
Interest, dividend and other income	(14,424)	(22,868)
Interest expense and preferred dividends	72,672	79,985
Placement fee and other expenses	9,590	8,714
Income tax (benefit) expense	2,944	6
Start-up FRE	—	3,751
Fee-Related Earnings—attributable to Operating Company	$107,109	$81,786
__________
(1)    Non-core items primarily include acquisition-related compensation and certain severance costs, as well as litigation and settlement-related matters, which are presented within compensation expense—cash and equity-based, administrative and other expenses, and other gain (loss), net on the GAAP income statement.
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
(4)    Adjustments attributable to noncontrolling interests in investment entities pertain to other gain/loss attributed to limited partners of consolidated funds, and a third party investor's share of unrealized principal investment income attributed to our general partner interest in certain sponsored funds. Allocation of unrealized carried interest to management and a third party investor is netted against "unrealized carried interest, net of expense (allocation) reversal" for all periods presented (recasted for periods prior to the second quarter of 2024 when it was previously presented gross in "adjustments attributable to noncontrolling interests in investment entities").
(5)    OP share of discontinued operations represents primarily operating results of portfolio companies consolidated in the former Operating segment prior to 2024, net of associated noncontrolling interests in investment entities, and residual activities from the Company's former real estate business that had been disposed.
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
•our operations, including compensation and administrative costs;
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
Overview
At December 31, 2024, our liquidity position was approximately $440 million, composed of available corporate cash and including the full $300 million under our VFN. Available corporate cash generally represents cash at our OP entity after allocating cash for certain compensatory liabilities, and excludes cash held at subsidiaries of the OP, including cash maintained to satisfy regulatory capital requirements in applicable foreign jurisdictions.
We believe we have sufficient cash on hand, and anticipated cash generated from operating activities and availability of external financing sources, to meet our short term and long term liquidity and capital requirements.
While we have sufficient liquidity to meet our operational needs, we continuously evaluate alternatives to efficiently manage our capital structure and market opportunities to strengthen our liquidity and to provide further operational and strategic flexibility.
Significant Liquidity and Capital Activities in 2024 and through the Date of Filing
•We continued to reduce higher cost corporate indebtedness through the full exchange/redemption of the remaining $78 million of our 5.75% senior notes, which resulted in annual interest savings of approximately $4.5 million. $73 million of note principal was exchanged for 8.2 million shares of the Company's class A common stock and $5 million of note principal was redeemed for cash.
•We settled the remaining $35 million contingent consideration payable to Wafra in connection with the 2022 redemption of their investment in the Company's investment management business, through payment of $17.5 million in cash and $17.5 million in shares of the Company's class A common stock.
•We completed monetization of marketable equity securities that form non-core investments, receiving total net proceeds of $43 million.
•We received $10 million in return of capital from a refinancing of a third party managed CLO for which we are the subordinated note holder.
•In February 2025, we received proceeds of approximately $59 million in connection with our participation in a secondary sale of equity by our DataBank portfolio company and approximately $1 million of net carried interest.
Liquidity Needs and Capital Activities
Dividends
Common Stock—The payment of common stock dividends and determination of the amount thereof is at the discretion of our Board of Directors. In February 2025, our Board of Directors declared a dividend of $0.01 per share of common stock to be paid in April 2025.
Preferred Stock—We have outstanding preferred stock totaling $822 million, bearing a weighted average dividend rate of 7.135% per annum, with aggregate dividend payments of $14.7 million per quarter.

Contractual Obligations, Commitments and Contingencies
Debt Obligations
As of the date of this filing, our corporate debt is composed of our Class A-2 Notes, as summarized below, with our VFN undrawn.

($ in thousands)	Outstanding Principal	Interest Rate (Per Annum)	Anticipated Repayment Date	Years Remaining to Maturity
Class A-2 Notes	$300,000	3.93%	September 2026	1.7
Investment Commitments
Fund Commitments—As general partner, we typically have minimum capital commitments to our sponsored funds ranging from 0.02% to 0.72% of the total capital commitments of a fund at final closing, although we may elect to invest additional amounts in new products. With respect to our flagship value-add DBP fund series, and InfraBridge funds, we have made additional capital commitments as a general partner affiliate, generally ranging from 1.43% to 4.29%, alongside our investors. Our fund capital investments further align our interests to our investors. As of December 31, 2024, we have unfunded equity commitments to our unconsolidated funds as general partner and general partner affiliate of $237 million (including commitments attributed to the ownership by employees and former employees in our general partner entities). Generally, the timing for funding of these commitments is not known and the commitments are callable on demand at any time prior to their respective expirations.
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
Contingent Consideration
InfraBridge Acquisition—In connection with the InfraBridge acquisition in February 2023, contingent consideration of up to AUD 180 million may become payable based upon achievement of future fundraising targets for the third and fourth flagship InfraBridge funds. The current estimated fair value of the contingent consideration is $6 million.
Carried Interest Clawback
Depending upon the final realized value of all investments at the end of the life of a fund (and, with respect to certain funds, periodically during the life of the fund), if it is determined that cumulative carried interest distributions have exceeded the final carried interest amount earned (or amount earned as of the calculation date), we are obligated to return the excess carried interest received. Therefore, carried interest distributions may be subject to clawback if a decline in investment values results in the cumulative performance of the fund falling below minimum return hurdles in the interim period. If it is determined that the Company has a clawback obligation, a liability would be established based upon a hypothetical liquidation of the net assets of the fund at reporting date. The actual determination and required payment of any clawback obligation would generally occur after final disposition of the investments of the fund or otherwise as set forth in the governing documents of the fund.
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
At December 31, 2024, the Company had no liability for clawback obligations on distributed carried interest.
Lease Obligations
At December 31, 2024, we had operating lease obligations of $52 million for in-place leases on currently occupied corporate offices and commitments on future leases of $53 million related to two office spaces, one of which commenced in January 2025 and the other is expected to commence in 2026.

We sub-leased a portion of certain existing office space over the remaining term of the respective leases and expect to receive fixed sub-lease payments totaling $3 million over the remaining life of the sub-lease contracts.
With respect to the new lease commencing in 2026, the Company will be provided with a credit to cover fixed lease payments of $71,000 per month on an existing lease that expires in September 2026 during the period the two leases overlap, and also expects to sub-lease a portion of this new office space in 2026, which will reduce its future lease obligation.
The Company's lease obligations will be funded through corporate operating cash. Lease obligation amounts represent undiscounted fixed lease payments over contractual lease terms of up to 10 years, excluding any contingent or other variable lease payments, and factor in lease renewal or termination options only if it is reasonably certain that such options would be exercised.
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
Investments—Our investments in our sponsored funds as general partner and general partner affiliate generate cash largely through capital appreciation of our underlying fund investments that are realized upon a recapitalization, syndication or liquidation event, distributions from portfolio companies of our funds and interest income from our credit fund.
Public Offerings
We may offer and sell various types of securities from time to time at our discretion based upon our needs and depending upon market conditions and available pricing.

Consolidated Cash Flows
The following table summarizes the activities from our consolidated statements of cash flows, including discontinued operations.

	Year Ended December 31,
(In thousands)	2024	2023
Cash, cash equivalents and restricted cash—beginning of period	$350,250	$1,036,739
Net cash generated by (used in):
Operating activities	60,122	233,637
Investing activities	(11,220)	(979,044)
Financing activities	(90,841)	58,152
Effect of exchange rates on cash, cash equivalents and restricted cash	(2,013)	766
Cash, cash equivalents and restricted cash—end of period	$306,298	$350,250
Operating Activities
Cash inflows from operating activities are generated primarily through fee-related earnings, distributions of our share of net carried interest, distribution of earnings from our general partner affiliate interests in our sponsored funds, and prior to deconsolidation of the portfolio companies in the former Operating segment in 2023, net operating income from investment properties.
Our operating activities generated net cash inflows of $60.1 million in 2024 and $233.6 million in 2023. Cash inflows in 2023 were driven largely by operating activities of the two portfolio companies in our former Operating segment.
Investing Activities
Investing activities relate to general partner and general partner affiliate investments in sponsored funds, including drawdown of commitments and return of capital from realized fund investments; business combinations; and prior to deconsolidation of portfolio companies in the Operating segment in 2023, acquisition of real estate.
Our investing activities generated net cash outflows of $11.2 million in 2024 and $979.0 million in 2023.
•Net cash outflows in 2024 were driven by $65.2 million of fundings, net of distributions, for our general partner and general partner     affiliate commitments in our sponsored funds, largely offset by $42.9 million of net proceeds from sale of our non-core investments and return of capital on our CLO subordinated note.
•The large net cash outflows in 2023 can be attributed to (i) real estate investing activities which generated net cash outflows of $653.5 million, attributable to capital expenditures in the data center portfolio of our former Operating segment; (ii) derecognition of $229.2 million of cash and restricted cash following the deconsolidation of the portfolio companies in our former Operating segment and our credit fund, and (iii) $314.3 million paid, net of cash assumed, for the acquisition of InfraBridge. These outflows were partially offset by net cash inflows of $211.8 million from equity investments, largely representing $201.6 million proceeds from the sale of BRSP shares, proceeds from DataBank recapitalization, return of capital from a non-digital equity investment following a final sale of its underlying assets, and investing activities of our consolidated liquid funds which hold marketable equity securities, partially offset by funding of our general partner and general partner affiliate commitments, net of return of capital.
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
•In 2024, net cash outflows of $90.8 million were driven by common and preferred dividend payments of $65.4 million, cash settlement of contingent consideration to Wafra of $17.5 million, and redemption of $5.0 million exchangeable senior notes for cash. These outflows were partially offset by limited partner contributions, net of redemptions of $14.6 million in our consolidated liquid funds, and also funding by Wafra for its share of our general partner commitment in DBP I.

•Net cash inflows of $58.2 million in 2023 represent primarily $484.5 million of additional investment-level debt in the former Operating segment, largely offset by the full repayment of our $200 million 5.00% convertible senior notes, $90 million contingent consideration payment to Wafra, $89.5 million redemption by a limited partner in a consolidated liquid fund, and income distribution to noncontrolling interests in our former Operating segment.
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
The investments held by our sponsored vehicles are revalued each quarter, with the results subject to the Company's valuation review and approval process. Fair value of the underlying investments is typically estimated using unobservable inputs and assumptions that involves significant judgement including, but not limited to, projected financial information of the portfolio company, economic conditions, foreign exchange rates, and comparable transactions in the market, and is therefore subject to inherent uncertainties.
Carried Interest Allocation
The Company recognizes carried interests from its equity method investments as general partner in investment vehicles that it sponsors. Carried interest represents a disproportionate allocation of returns from the Company's sponsored investment vehicles based upon the extent to which cumulative performance of the vehicles exceeds minimum return hurdles pursuant to terms of their respective governing agreements. Carried interest is subject to reversal until such time it is realized, which generally occurs upon disposition of all underlying investments of an investment vehicle, or in part with each disposition. A portion of carried interest is allocated to certain employees, former employees and a third party investor, and is similarly subject to reversal if there is a decline in the cumulative carried interest amounts previously recognized.
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
In 2022, significant deferred tax assets were recognized with an offsetting valuation allowance. As of December 31, 2024, a full valuation allowance of $559.6 million has been maintained as the more-likely-than-not threshold continues to not be met in assessing realizability of deferred tax assets. Refer to Note 14 to the consolidated financial statements in Item 8 of this Annual Report.
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
The Company has a goodwill balance of $465.6 million at December 31, 2024 and has determined that there were no indicators of impairment to goodwill in 2024.

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
Discussion of i) the Company's involvement in various types of entities that are considered to be VIEs and whether the Company is determined to be the primary beneficiary, and ii) entities deconsolidated during 2024 are included in Note 15 and Note 10, respectively, to the consolidated financial statements in Item 8 of this Annual Report.
Recent Accounting Updates
The effects of accounting standards adopted in 2024 and the potential effects of accounting standards to be adopted in the future are described in Note 2 to our consolidated financial statements in Item 8. "Financial Statements and Supplementary Data" of this Annual Report.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of financial loss from adverse movement in market prices. The primary sources of market risk are interest rates, foreign currency rates and equity prices.

Our business is exposed primarily to the effect of market risk on our fee revenue, principal investment income and net carried interest allocation, foreign currency risk on non-U.S. investment management business, interest rate risk on our VFN, and, equity price risk on marketable equity securities, held primarily by consolidated investment vehicles.
Market Risk Effect on Fee Revenue, Principal Investment Income and Net Carried Interest Allocation
Management Fees—To the extent management fees are based upon fair value of the underlying investments of our managed investment vehicles, an increase or decrease in fair value will directly affect our management fee revenue. Generally, our management fee revenue is calculated based upon investors' committed capital during the commitment period of the vehicle, and thereafter, contributed or invested capital during the investing and liquidating periods, or invested capital from inception for Credit and co-investment vehicles. To a lesser extent, management fees are based upon the NAV of vehicles in our Liquid Strategies or GAV for certain InfraBridge vehicles, measured at fair value. At December 31, 2024, vehicles with NAV or GAV fee basis made up 5% of our $35.5 billion FEEUM and accounted for $11.6 million of management fees in 2024. Accordingly, most of our management fee revenue will not be directly affected by changes in investment fair values.
Principal Investment Income (Loss)—This is our share of income (loss) from equity interests in our sponsored funds, which in turn is largely driven by fair value changes in the underlying investments of the funds.
A hypothetical 10% decline in the fair value of fund investments at December 31, 2024 would decrease the OP's share of principal investment income by approximately $127 million.
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
A hypothetical 10% decline in the fair value of fund investments at December 31, 2024 would decrease carried interest by approximately $140 million, representing the OP's share of carried interest net of allocations to employees, former employees and Wafra.
Generally, our incentive fees are recognized when it is probable that a significant reversal of the cumulative incentive fees will not occur, which is typically when the fees become realizable or realized at the end of the performance measurement period. At December 31, 2024, there were no incentive fees recorded that have not been fully realized.
Foreign Currency Risk
As of December 31, 2024, we have limited direct foreign currency exposure from our foreign operations and foreign currency denominated investments warehoused on the balance sheet for future sponsored vehicles. Changes in foreign currency rates can adversely affect earnings and the value of our foreign currency denominated investments, including investments in our foreign subsidiaries.
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
Our corporate debt exposure to variable interest rates is limited to our VFN revolver, which had no outstanding balance at December 31, 2024.
Equity Price Risk
At December 31, 2024, we had $84 million of long positions and $48 million of short positions in marketable equity securities, held by our consolidated sponsored liquid funds. Realized and unrealized gains and losses from marketable equity securities are recorded in other gain (loss) on the consolidated statement of operations. Market prices for publicly traded equity securities may fluctuate due to a myriad of factors, including but not limited to, financial performance of the investee, industry conditions, economic and political environment, trade volume, and general sentiments in the equity markets. Therefore the level of volatility and price fluctuations are unpredictable. Our funds constantly rebalance their investment portfolio to take advantage of market opportunities and to manage risk. Additionally, one of our funds employs a long/short equity strategy, taking long positions that serve as collateral for short positions, which in combination, reduces its market risk exposure. The effect of equity price decreases to earnings attributable to our stockholders is further reduced as our consolidated liquid funds are partially owned by third party capital, which represent redeemable noncontrolling interests.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of DigitalBridge Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of DigitalBridge Group, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2025, expressed an unqualified opinion thereon.
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

Carried interest allocation from Company-sponsored funds
Description of the Matter
At December 31, 2024, the carrying value of the Company’s investments totaled $2.5 billion, including principal investments in Company-sponsored funds of $1.4 billion and carried interest allocation of $895 million, of which $218 million was recognized during the year-ended December 31, 2024. As discussed further in Notes 2 and 4 to the consolidated financial statements, the underlying investments of the Company’s sponsored investment vehicles (“underlying investments”) are reported at fair value as determined by management by applying the valuation techniques and using the significant unobservable inputs described therein, and the Company’s unrealized carried interest allocation is driven primarily by changes in fair value of the underlying investments. Fair value of the underlying investments is typically estimated using unobservable inputs and assumptions that involves significant judgement including, but not limited to, projected financial information of the portfolio company, economic conditions, foreign exchange rates, and comparable transactions in the market, and is therefore subject to inherent uncertainties.
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
Our audit procedures included, among others, evaluating changes in fair value of the underlying investments to determine which investments contributed to the change in the Company’s unrealized carried interest allocation, testing the mathematical accuracy of the distribution waterfalls used to determine the Company’s share of income or loss from the underlying funds and agreeing data used in the waterfall calculations to the funds’ accounting records.
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
Los Angeles, California
February 21, 2025

DigitalBridge Group, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$302,154	$345,335
Restricted cash	4,144	4,915
Investments ($318,941 and $572,749 at fair value)	2,492,268	2,476,093
Goodwill	465,602	465,991
Intangible assets	72,460	103,750
Other assets	52,059	78,953
Due from affiliates	124,186	85,815
Assets of discontinued operations	445	1,698
Total assets	$3,513,318	$3,562,550
Liabilities
Debt	$296,362	$371,783
Other liabilities ($54,730 and $124,019 at fair value)	725,507	681,451
Liabilities of discontinued operations	259	153
Total liabilities	1,022,128	1,053,387
Commitments and contingencies (Note 18)
Redeemable noncontrolling interests	24,356	17,862
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value per share; $821,899 liquidation preference; 250,000 shares authorized; 32,876 shares issued and outstanding	794,670	794,670
Common stock, $0.01 par value per share
Class A, 237,250 shares authorized; 174,202 and 163,209 shares issued and outstanding	1,742	1,632
Class B, 250 shares authorized; 150 and 166 shares issued and outstanding	2	2
Additional paid-in capital	7,999,165	7,855,842
Accumulated deficit	(6,837,502)	(6,842,502)
Accumulated other comprehensive income (loss)	505	1,411
Total stockholders’ equity	1,958,582	1,811,055
Noncontrolling interests in investment entities	430,528	605,311
Noncontrolling interests in Operating Company	77,724	74,935
Total equity	2,466,834	2,491,301
Total liabilities, redeemable noncontrolling interests and equity	$3,513,318	$3,562,550

The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Operations
(In thousands, except per share data

	Year Ended December 31,
	2024	2023	2022
Revenues
Fee revenue ($301,179, $254,429 and $167,733 from affiliates)	$329,693	$264,117	$172,673
Carried interest allocation	218,250	363,075	378,342
Principal investment income	30,023	145,448	56,731
Other income ($11,886, $10,400 and $4,337 from affiliates)	29,062	48,743	87,025
Total revenues	607,028	821,383	694,771
Expenses
Compensation expense—cash and equity-based	181,821	206,892	154,752
Compensation expense—incentive fee and carried interest allocation	144,650	186,030	202,286
Administrative and other expenses	114,985	86,937	117,341
Interest expense	16,438	24,540	42,926
Transaction-related costs	5,265	10,823	10,129
Depreciation and amortization	33,706	36,651	44,271
Total expenses	496,865	551,873	571,705
Other income (loss)
Other gain (loss), net	58,652	96,119	(169,747)
Income (loss) from continuing operations before income taxes	168,815	365,629	(46,681)
Income tax benefit (expense)	(2,944)	(6)	(13,132)
Income (loss) from continuing operations	165,871	365,623	(59,813)
Income (loss) from discontinued operations	(18,865)	(320,458)	(510,184)
Net income (loss)	147,006	45,165	(569,997)
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	2,458	6,503	(26,778)
Investment entities	73,343	(155,756)	(189,053)
Operating Company	683	9,138	(32,369)
Net income (loss) attributable to DigitalBridge Group, Inc.	70,522	185,280	(321,797)
Preferred stock dividends	58,641	58,656	61,567
Preferred stock repurchases	—	(927)	(1,098)
Net income (loss) attributable to common stockholders	$11,881	$127,551	$(382,266)
Income (loss) per share—basic
Income (loss) from continuing operations per common share—basic	$0.18	$1.13	$(1.23)
Net income (loss) attributable to common stockholders per common share—basic	$0.07	$0.78	$(2.47)
Income (loss) per share—diluted
Income (Loss) from continuing operations per common share—diluted	$0.18	$1.10	$(1.23)
Net income (loss) attributable to common stockholders per common share—diluted	$0.07	$0.77	$(2.47)
Weighted average number of shares
Basic	168,437	159,868	154,495
Diluted	168,818	169,720	154,495

The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$147,006	$45,165	$(569,997)
Changes in accumulated other comprehensive income (loss) related to:
Equity method investments	—	318	(2,867)
Available-for-sale debt securities	—	—	(6,373)
Foreign currency translation	(974)	2,279	(44,232)
Cash flow hedges	—	—	(8,368)
Other comprehensive income (loss)	(974)	2,597	(61,840)
Comprehensive income (loss)	146,032	47,762	(631,837)
Comprehensive income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	2,458	6,503	(26,778)
Investment entities	73,343	(155,340)	(203,125)
Operating Company	619	9,365	(36,116)
Comprehensive income (loss) attributable to stockholders	$69,612	$187,234	$(365,818)

The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Equity
(In thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2021	$854,232	$5,692	$7,820,807	$(6,576,180)	$42,383	$2,146,934	$2,653,173	$112,283	$4,912,390
Net income (loss)	—	—	—	(321,797)	—	(321,797)	(189,053)	(32,369)	(543,219)
Other comprehensive income (loss)	—	—	—	—	(44,021)	(44,021)	(14,072)	(3,747)	(61,840)
Stock repurchases	(53,877)	(168)	(53,740)	—	—	(107,785)	—	—	(107,785)
Cost of DataBank recapitalization	—	—	(13,122)	—	—	(13,122)	(21,247)	—	(34,369)
DataBank recapitalization (Note 2)	—	—	230,238	—	—	230,238	(230,238)	—	—
Exchange of notes for common stock (Note 7)	—	256	177,562	—	—	177,818	—	—	177,818
Adjustment of redeemable noncontrolling interest and warrants to fair value (Note 9)	—	—	(725,026)	—	—	(725,026)	—	—	(725,026)
Shares issued for redemption of redeemable noncontrolling interest (Note 9)	—	577	348,182	—	—	348,759	—	—	348,759
Transaction costs incurred in connection with redemption of redeemable noncontrolling interest	—	—	(7,137)	—	—	(7,137)	—	—	(7,137)
Reclassification of carried interest allocated to redeemable noncontrolling interest to noncontrolling interest in investment entities (Note 9)	—	—	—	—	—	—	4,087	—	4,087
Assumption of deferred tax asset resulting from redemption of redeemable noncontrolling interest (Note 9)	—	—	5,200	—	—	5,200	—	—	5,200
Deconsolidation of investment entities (Note 2)	—	—	—	—	—	—	(376,177)	—	(376,177)
Redemption of OP Units for class A common stock	—	4	337	—	—	341	—	(341)	—
Equity-based compensation	—	63	39,933	—	—	39,996	12,834	2,498	55,328
Shares canceled for tax withholdings on vested equity awards	—	(27)	(18,212)	—	—	(18,239)	—	—	(18,239)
Acquisition from noncontrolling interests	—	—	—	—	—	—	(32,076)	—	(32,076)
Contributions from noncontrolling interests	—	—	—	—	—	—	2,613,962	—	2,613,962
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,677,297)	(254)	(1,677,551)
Preferred stock dividends	—	—	—	(61,401)	—	(61,401)	—	—	(61,401)
Common stock dividends declared ($0.02 per share)	—	—	—	(3,235)	—	(3,235)	—	—	(3,235)
Reallocation of equity (Notes 2 and 9)	—	—	13,046	—	129	13,175	—	(13,175)	—
Balance at December 31, 2022	$800,355	$6,397	$7,818,068	$(6,962,613)	$(1,509)	$1,660,698	$2,743,896	$64,895	$4,469,489
The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Equity (Continued)
(In thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2022	$800,355	$6,397	$7,818,068	$(6,962,613)	$(1,509)	$1,660,698	$2,743,896	$64,895	$4,469,489
Net income (loss)	—	—	—	185,280	—	185,280	(155,756)	9,138	38,662
Other comprehensive income (loss)	—	—	—	—	1,954	1,954	416	227	2,597
Stock repurchases	(5,685)	—	927	—	—	(4,758)	—	—	(4,758)
Changes in common stock par value (Note 8)	—	(4,862)	4,862	—	—	—	—	—	—
DataBank recapitalization (Note 2)	—	—	(14,791)	—	—	(14,791)	33,001	—	18,210
Vantage SDC expansion capacity funded through equity, net of liability settlement (Note 2)	—	—	12,255	—	—	12,255	97,307	—	109,562
Deconsolidation of investment entities (Note 2 and Note 10)	—	—	—	—	965	965	(2,137,819)	—	(2,136,854)
Redemption of OP Units for class A common stock	—	3	981	—	—	984	—	(984)	—
Equity-based compensation	—	122	53,343	—	—	53,465	14,010	164	67,639
Shares canceled for tax withholdings on vested equity awards	—	(26)	(18,654)	—	—	(18,680)	—	—	(18,680)
Contributions from noncontrolling interests	—	—	—	—	—	—	115,781	—	115,781
Distributions to noncontrolling interests	—	—	—	—	—	—	(104,681)	(497)	(105,178)
Preferred stock dividends	—	—	—	(58,656)	—	(58,656)	—	—	(58,656)
Common stock dividends declared ($0.04 per share)	—	—	—	(6,513)	—	(6,513)	—	—	(6,513)
Reallocation of equity (Notes 2 and 9)	—	—	(1,149)	—	1	(1,148)	(844)	1,992	—
Balance at December 31, 2023	$794,670	$1,634	$7,855,842	$(6,842,502)	$1,411	$1,811,055	$605,311	$74,935	$2,491,301
The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Equity (Continued)
(In thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2023	$794,670	$1,634	$7,855,842	$(6,842,502)	$1,411	$1,811,055	$605,311	$74,935	$2,491,301
Net income (loss)	—	—	—	70,522	—	70,522	73,343	683	144,548
Other comprehensive income (loss)	—	—	—	—	(910)	(910)	—	(64)	(974)
Settlement of Wafra contingent consideration (Note 9)	—	10	17,490	—	—	17,500	—	—	17,500
Reclassification of DBRG stock warrants (Note 10)	—	—	33,000	—	—	33,000	—	—	33,000
Exchange of notes for common stock (Note 7)	—	83	72,634	—	—	72,717	—	—	72,717
Redemption of OP Units for class A common stock	—	5	2,949	—	—	2,954	—	(2,954)	—
Equity-based compensation	—	17	32,538	—	—	32,555	—	161	32,716
Shares canceled for tax withholdings on vested stock awards	—	(5)	(9,835)	—	—	(9,840)	—	—	(9,840)
Deconsolidation of sponsored funds (Note 10)	—	—	—	—	—	—	(262,970)	—	(262,970)
Contributions from noncontrolling interests	—	—	—	—	—	—	24,588	—	24,588
Distributions to noncontrolling interests	—	—	—	—	—	—	(9,744)	(486)	(10,230)
Preferred stock dividends	—	—	—	(58,641)	—	(58,641)	—	—	(58,641)
Common stock dividends declared ($0.04 per share)	—	—	—	(6,881)	—	(6,881)	—	—	(6,881)
Reallocation of equity (Notes 2 and 9)	—	—	(5,453)	—	4	(5,449)	—	5,449	—
Balance at December 31, 2024	$794,670	$1,744	$7,999,165	$(6,837,502)	$505	$1,958,582	$430,528	$77,724	$2,466,834
The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities
Net income (loss)	$147,006	$45,165	$(569,997)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized carried interest allocation, net	(85,863)	(151,005)	(142,916)
Unrealized principal investment income	(11,655)	(145,448)	(56,731)
Equity-based compensation	34,716	67,639	54,710
Amortization of deferred financing costs and debt discount and premium, net	2,296	21,119	106,410
Loss on debt extinguishment	—	—	133,173
Depreciation and amortization	33,706	485,551	579,250
Deferred income tax (benefit) expense	(3,160)	(69)	11,572
Other (gain) loss, net	(37,351)	(101,209)	22,245
Other equity method (earnings) losses	—	15,188	45,489
Distributions of income from equity investments	—	3,776	2,992
Paid-in-kind interest added to loan principal	—	(948)	(7,144)
Straight-line rent income	—	(10,286)	(25,488)
Amortization of above- and below-market lease values, net	—	1,664	208
Impairment of real estate and intangible assets	—	—	35,985
Other adjustments, net	(443)	162	(997)
(Increase) decrease in other assets and due from affiliates	(14,602)	(7,058)	35,372
Increase (decrease) in other liabilities and due to affiliates	(4,528)	9,396	38,449
Net cash generated by (used in) operating activities	60,122	233,637	262,582
Cash Flows from Investing Activities
Contributions to and acquisition of equity investments	(170,190)	(584,589)	(570,035)
Return of capital from equity and debt investments	55,905	79,229	59,248
Proceeds from sale of equity investments	106,398	695,683	522,337
Repayment of loans receivable	1,000	6,804	23,956
Acquisition of loans receivable and debt securities	—	—	(164,815)
Net disbursements on originated loans	—	—	(215,918)
Proceeds from sales of loans receivable and debt securities	—	—	401,002
Proceeds from paydown and maturity of debt securities	—	—	573
Purchase of fixed assets	(3,588)	—	—
Investment deposits	—	(4,140)	630
Acquisition of InfraBridge, net of cash acquired (Note 3)	—	(314,266)	—
Net receipt (payment) on settlement of derivatives	—	3,401	9,352
Acquisition of and additions to real estate, related intangibles and leasing commissions	—	(653,470)	(2,141,237)
Cash derecognized in deconsolidation of sponsored funds and investment entities	(745)	(229,183)	—
Proceeds from DataBank recapitalization	—	21,487	—
Proceeds from sales of real estate investment holding entities	—	—	162,268
Other investing activities, net	—	—	(769)
Net cash generated by (used in) investing activities	(11,220)	(979,044)	(1,913,408)

The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Cash Flows (Continued)
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash Flows from Financing Activities
Borrowings on corporate debt	—	—	290,000
Repayment or redemption of senior notes	(5,000)	(200,000)	(304,237)
Dividends paid to preferred stockholders	$(58,641)	$(58,761)	$(62,395)
Dividends paid to common stockholders	(6,771)	(6,477)	(1,636)
Shares canceled for tax withholdings on vested equity awards	(9,840)	(18,680)	(18,239)
Repurchases of preferred stock	—	(4,758)	(52,779)
Repurchases of common stock	—	—	(55,006)
Contributions from noncontrolling interests	28,988	116,081	2,625,612
Distributions to and redemption of noncontrolling interests	(22,077)	(163,802)	(2,109,229)
Payment of contingent consideration to Wafra	(17,500)	(90,000)	—
Acquisition of noncontrolling interest	—	—	(32,076)
Borrowings from investment level debt	—	1,722,443	872,726
Repayments of investment level debt	—	(1,199,865)	(210,268)
Payment of deferred financing costs and prepayment penalties on investment level debt	—	(38,029)	(18,688)
Net cash generated by (used in) financing activities	(90,841)	58,152	923,785
Effect of foreign exchange on cash, cash equivalents and restricted cash	(2,013)	766	(2,465)
Net increase (decrease) in cash, cash equivalents and restricted cash	(43,952)	(686,489)	(729,506)
Cash, cash equivalents and restricted cash—beginning of period	350,250	1,036,739	1,766,245
Cash, cash equivalents and restricted cash—end of period	$306,298	$350,250	$1,036,739

Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets

	Year Ended December 31,
	2024	2023	2022
Beginning of period
Cash and cash equivalents	$345,335	$855,564	$1,226,897
Restricted cash	4,915	4,854	7,511
Assets of discontinued operations—cash and cash equivalents	—	62,690	375,205
Assets of discontinued operations—restricted cash	—	113,631	156,632
Total cash, cash equivalents and restricted cash—beginning of period	$350,250	$1,036,739	$1,766,245

End of period
Cash and cash equivalents	$302,154	$345,335	$855,564
Restricted cash	4,144	4,915	4,854
Assets of discontinued operations—cash and cash equivalents	—	—	62,690
Assets of discontinued operations—restricted cash	—	—	113,631
Total cash, cash equivalents and restricted cash—end of period	$306,298	$350,250	$1,036,739

The accompanying notes form an integral part of the consolidated financial statements.

Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,
(In thousands)	2024	2023	2022
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$16,270	$179,071	$219,851
Cash received (paid) for income taxes	5,941	57	11,747
Operating lease payments for corporate offices	9,151	9,096	9,651
Operating lease payments for a formerly warehoused tower portfolio (Note 2)	—	—	11,709
Supplemental Disclosure of Cash Flows from Discontinued Operations
Net cash generated by (used in) operating activities of discontinued operations	$(11,892)	$233,903	$300,482
Net cash generated by (used in) investing activities of discontinued operations	(42)	(600,050)	(1,377,005)
Supplemental Disclosure of Noncash Investing and Financing Activities
Dividends and distributions payable	$16,524	$16,477	$16,491
Receivables from asset sales	—	662	16,824
Contingent consideration for acquisition of InfraBridge	—	10,874	—
Redemption of OP Units for common stock	2,954	984	341
Redemption of redeemable noncontrolling interest for common stock	—	—	348,759
Exchange of notes into shares of class A common stock	72,717	—	60,317
Seller note received in sale of NRF Holdco equity (Note 2)	—	—	154,992
Settlement of Wafra contingent consideration through issuance of class A common stock	17,500	—	—
Loan receivable relieved in exchange for equity investment acquired	—	—	20,676
Vantage SDC capacity funded through equity, net of liability settlement (Note 2)	—	109,562	—
Operating lease ROU assets and lease liabilities established for corporate offices	2,342	15,314	5,837
Assets of investment entities disposed of in sale of equity and/or deconsolidated(1)	—	8,659,140	4,689,188
Liabilities of investment entities disposed of in sale of equity and/or deconsolidated(1)	—	5,941,332	3,948,016
Noncontrolling interests of investment entities disposed of in sale of equity and/or deconsolidated(1)	—	2,398,693	415,098
Assets of sponsored funds deconsolidated (Note 10)	393,612	—	—
Liabilities of sponsored funds deconsolidated (Note 10)	189	—	—
Noncontrolling interests of sponsored funds deconsolidated (Note 10)	262,970	—	—

The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Notes to Consolidated Financial Statements
December 31, 2024
1. Business and Organization
DigitalBridge Group, Inc. ("DBRG," and together with its consolidated subsidiaries, the "Company") is a leading global investment manager in digital infrastructure. The Company deploys and manages capital on behalf of its investors and shareholders across the digital infrastructure ecosystem, including but not limited to, data centers, cell towers, fiber networks, small cells, and edge infrastructure. The Company's investment management platform is anchored by its flagship value-add digital infrastructure equity offerings, and has expanded to include offerings in core equity, credit, liquid securities, and mid-market infrastructure equity through InfraBridge.
Organization
The Company operates as a taxable C Corporation and conducts all of its activities and holds substantially all of its assets and liabilities through its operating subsidiary, DigitalBridge Operating Company, LLC (the "Operating Company" or the "OP"). At December 31, 2024, the Company owned 94% of the OP, as its sole managing member. The remaining 6% is owned by certain current and former employees of the Company as noncontrolling interests.
2. Summary of Significant Accounting Policies
The significant accounting policies of the Company are described below.
Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated. The portions of equity, net income or loss and other comprehensive income or loss of consolidated subsidiaries that are not attributable to the parent are presented separately as amounts attributable to noncontrolling interests in the consolidated financial statements. Noncontrolling interests represents predominantly carried interest allocation to certain senior executives of the Company, limited partners of consolidated funds, and membership interests in OP primarily held by certain current and former employees of the Company.
To the extent the Company consolidates a subsidiary that is subject to industry-specific guidance, such as investment company accounting applied by the Company's sponsored funds that are consolidated, the Company retains the industry-specific guidance applied by that subsidiary in its consolidated financial statements.
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
Noncontrolling Interests in Investment Entities—This represents (i) carried interest allocations to certain senior executives of the Company and a third party investor (Note 16); (ii) equity interests held by current and former employees and a third party investor in general partner entities of the Company's sponsored funds; and (iii) limited partners of consolidated closed-end funds. Excluding carried interests, allocation of net income or loss is generally based upon relative ownership interests.
Noncontrolling Interests in Operating Company—This represents membership interests in OP held by certain current and former employees of the Company. Noncontrolling interests in OP are allocated a share of net income or loss in OP based upon their weighted average ownership interest in OP during the period. Noncontrolling interests in OP have the right to require OP to redeem part or all of such member’s membership units in OP ("OP Units") for cash based on the market value of an equivalent number of shares of class A common stock of the Company at the time of redemption, or at the Company's election as managing member of OP, through issuance of shares of class A common stock (registered or unregistered) on a one-for-one basis. At the end of each reporting period, noncontrolling interests in OP is adjusted to reflect their ownership percentage in OP at the end of the period, through a reallocation between controlling and noncontrolling interests in OP, as applicable.
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
The Company has elected fair value option to account for certain equity method investments.
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
Business Combinations—The Company accounts for acquisitions that qualify as business combinations by applying the acquisition method. Transaction costs related to acquisition of a business are expensed as incurred and excluded from the fair value of consideration transferred. The identifiable assets acquired, liabilities assumed and noncontrolling interests in an acquired entity are recognized and measured at their estimated fair values, except for contract assets and contract liabilities as discussed below. The excess of the consideration transferred over the value of identifiable assets acquired, liabilities assumed and noncontrolling interests in an acquired entity, net of fair value of any previously held interest in the acquired entity, is recorded as goodwill. Such valuations require management to make significant estimates and assumptions.

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
Restricted Cash
Restricted cash consists predominantly of cash reserves maintained pursuant to the governing agreement of the securitized debt of the Company.
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
Equity Method Investments—The Company accounts for investments under the equity method of accounting if it has the ability to exercise significant influence over the operating and financial policies of an entity, but does not have a controlling financial interest. The equity method investment is initially recorded at cost and adjusted each period for capital contributions, distributions and the Company's share of the entity’s net income or loss and where applicable, other comprehensive income or loss. The Company's share of net income or loss may differ from the stated ownership percentage interest in an entity if the governing documents prescribe a substantive non-proportionate earnings allocation formula or a preferred return to certain investors. Distributions of operating profits from equity method investments are reported as operating activities, while distributions in excess of operating profits are reported as investing activities in the statement of cash flows under the cumulative earnings approach.
The Company's equity method investments are composed primarily of its interests in investment vehicles that it sponsors, reported as principal investments, as the Company exerts significant influence in its role as general partner. The Company recognizes earnings based upon its proportionate share of net income (loss) from these investment vehicles, primarily unrealized gain (loss) from changes in fair value of the underlying fund investments, and any distributions of income, including from realization events, recorded in principal investment income on the consolidated statements of operations. As general partner, the Company is also entitled to a disproportionate allocation of returns based upon the extent to which cumulative performance of the investment vehicles exceed minimum return hurdles pursuant to terms of their respective governing agreements or carried interests (Note 4).

Impairment—Evaluation of impairment applies to equity method investments for which fair value option has not been elected and equity investments under the measurement alternative. Impairment loss is recorded in other gain (loss).
If indicators of impairment exist, the Company will first estimate the fair value of its investment. In assessing fair value, the Company generally considers, among others, the estimated enterprise value of the investee or fair value of the investee's underlying net assets, including net cash flows to be generated by the investee as applicable.
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
With respect to the Company's interests in its sponsored investment vehicles, the carrying value of these equity method investments are deemed to approximate fair value as the Company's share of income (loss) recorded each quarter reflects the fair value changes of the underlying investments held by these vehicles.
Debt Securities
Debt securities are recorded as of the trade date. Debt securities designated as available-for-sale (“AFS”) are reported at fair value and subject to impairment assessment, with unrealized gains or losses included as a component of other comprehensive income (loss). Upon disposition of AFS debt securities, the cumulative gains or losses in other comprehensive income (loss) that are realized are recognized in other gain (loss) on the statement of operations based on specific identification.
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
Identifiable Intangibles
In a business combination or asset acquisition, the Company may recognize identifiable intangibles that meet either or both the contractual legal criterion or the separability criterion. An indefinite-lived intangible is not subject to amortization until such time that its useful life is determined to no longer be indefinite, at which point, it will be assessed for impairment and its adjusted carrying amount amortized over its remaining useful life. Finite-lived intangibles are amortized over their useful life in a manner that reflects the pattern in which the intangible is being consumed if readily determinable, for example, based upon expected cash flows; otherwise they are amortized on a straight-line basis. The useful life of all identified intangibles will be periodically reassessed and if useful life changes, the carrying amount of the intangible will be amortized prospectively over the revised useful life.
The Company's identifiable intangible assets are generally valued under the income approach, using an estimate of future net cash flows, discounted based upon risk-adjusted returns for similar underlying assets.
Identifiable intangibles recognized in acquisition of an investment management business generally include management contracts and investor relationships. Management contracts represent contractual rights to future fee revenue from in-place management contracts that are amortized based upon expected cash flows over the remaining term of the contracts. Investor relationships represent potential fee revenue generated from future reinvestment by existing investors that is amortized on a straight-line basis over its estimated useful life.
Other intangible assets include trade names, which are recognized as a separate identifiable intangible asset to the extent the Company intends to continue using the trade name post-acquisition. Trade names are valued as the savings from royalty fees that would have otherwise been incurred, and are amortized on a straight-line basis over the estimated useful life, or not amortized if they are determined to have an indefinite useful life.
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
Derivative Instruments and Hedging Activities
The Company may use derivative instruments to manage its interest rate risk and foreign currency risk. The Company does not use derivative instruments for speculative or trading purposes. All derivative instruments are recorded at fair value, with the accounting for changes in fair value depending upon whether the derivative has been designated and qualifies for hedge accounting.
Changes in fair value of derivatives not designated as accounting hedges are recorded in the statement of operations in other gain (loss).
For designated accounting hedges, if it is determined that a derivative is not expected to be or has ceased to be highly effective at hedging the designated exposure, hedge accounting is discontinued.
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
Net Investment Hedges—The Company may use foreign currency hedges to protect the value of its net investments in foreign subsidiaries. Changes in fair value of derivatives used as hedges of net investment in foreign operations are recorded in the cumulative translation adjustment account within AOCI. At the end of each period, the Company reassesses the effectiveness of its net investment hedges and as appropriate, dedesignates the portion of the derivative notional that is in excess of the beginning balance of its net investments as undesignated hedges. Release of amounts in AOCI related to net investment hedges occurs upon losing a controlling financial interest in an investment. Upon sale, complete or substantially complete liquidation of an investment in a foreign subsidiary, the gain or loss on the related net investment hedge is reclassified from AOCI to earnings.

The Company did not engage in derivative transactions in 2024 and had no outstanding derivatives at December 31, 2023. Realized and unrealized gains and losses on derivative instruments in prior years were recorded in other gain (loss) on the consolidated statement of operations as follows:

	Year Ended December 31,
(In thousands)	2023	2022
Foreign currency contracts:
Designated contracts
Realized gain (loss) transferred from AOCI to earnings(1)	$—	$17,334
Non-designated contracts
Realized and unrealized gain (loss) in earnings(2)	4,053	17,092
Interest rate contracts:
Non-designated contracts
Realized and unrealized gain (loss) in earnings	—	11,533
__________
(1)    Represents a net investment hedge of a foreign subsidiary, for which the warehoused foreign investment was transferred to a sponsored fund and deconsolidated in 2022.
(2)    Represents foreign currency contract entered into on behalf of a sponsored fund, which had no net impact to the Company's earnings (Note 16).
Leases
The Company's leasing arrangements are composed of operating leases for its corporate offices.
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
Short-term leases are not recorded on the balance sheet, with lease payments expensed on a straight-line basis over the lease term. Short-term leases are defined as leases which at commencement date, have a lease term of 12 months or less and do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise.
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
Fee Revenue
Fee revenue consists primarily of the following:
Management Fees—The Company earns management fees for providing investment management services to its sponsored private funds and other investment vehicles, portfolio companies and managed accounts, which constitute a series of distinct services satisfied over time. In cases where the investment vehicle is determined to be the customer, management fees are recognized over the life of the investment vehicle as services are provided. When the investor is determined to be the customer, management fees are recognized over the investor's expected investment holding period.
The governing documents of the investment vehicles may provide for certain fee credits or offsets to management fees. Such amounts include primarily termination or similar fees paid in connection with unconsummated investments that are reimbursable by the funds, and directors' fees paid by portfolio companies to employees of the Company in their capacity as non-management directors. These fee credits or offsets represent a component of the transaction price for the Company's provision of investment management services and are applied to reduce management fees payable to the Company.
Pursuant to the governing documents of the funds, the Company may be required to bear organizational costs of the funds in excess of prescribed thresholds. The excess organizational costs represent a liability to the Company and if such costs are paid by the funds, the liability is relieved when the Company receives management fees from the funds net of the excess organizational costs.
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
Other Income
Other income includes primarily the following:
Cost Reimbursements from Affiliates—For various services provided to certain affiliates, including managed investment vehicles, the Company is entitled to receive reimbursements of expenses incurred, generally based on expenses that are directly attributable to providing those services and/or a portion of overhead costs. To the extent the Company determines that it acts in the capacity of a principal in the incurrence of such costs on behalf of the managed investment vehicle, the cost reimbursement is presented on a gross basis in other income and the expense in administrative expense in the consolidated statements of operations in the period the costs are incurred. To the extent the

Company determines that it acts in the capacity of an agent, the cost reimbursement is presented on a net basis in the consolidated statements of operations.
Property Operating Income—2022 included lease income from a foreign tower portfolio, acquired and consolidated in June 2022 as a warehoused investment and transferred to a core equity fund in December 2022.
Compensation
Compensation comprises salaries, bonus including discretionary awards and contractual amounts for certain senior executives, benefits, severance payments, incentive fee and carried interest compensation, and equity-based compensation. Bonus is accrued over the employment period to which it relates.
Incentive Fee and Carried Interest Compensation—This represents a portion of incentive fees and carried interest earned by the Company that are allocated to senior management, investment professionals and certain other employees of the Company. Incentive fees and carried interest compensation is generally recorded as the related incentive fees and carried interest are recognized in earnings. Carried interest compensation amounts may be reversed if there is a decline in the cumulative carried interest amounts previously recognized. Incentive fee and carried interest compensation are generally not paid to management or other employees until the related incentive fees and carried interest amounts are distributed by the investment vehicles to the Company.
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
Income Taxes
Provision for income taxes consists of a current and deferred component. Current income taxes represent income tax to be paid or refunded for the current period. The Company uses the asset and liability method to provide for income taxes, which requires that the Company's income tax provision reflect the expected future tax consequences of temporary differences between the carrying amounts of assets or liabilities for financial reporting versus for income tax purposes. Accordingly, a deferred tax asset or liability for each temporary difference is determined based on enacted tax rates that the Company expects to be in effect upon realization of the underlying amounts when they become deductible or taxable and the differences reverse. A deferred tax asset is also recognized for net operating losses ("NOL"), capital loss and tax credit carryforwards. A valuation allowance for deferred tax assets is established if the Company believes it is more likely than not that all or some portion of the deferred tax assets will not be realized based upon the weight of all available positive and negative evidence. Realization of deferred tax assets is dependent upon the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted earnings and prudent and feasible tax planning strategies. An established valuation allowance may be reversed in a future period if the Company subsequently determines it is more likely than not that all or some portion of the deferred tax asset will become realizable.
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
Earnings Per Share
The Company calculates basic earnings per share ("EPS") using the two-class method which defines unvested stock based payment awards that contain nonforfeitable rights to dividends as participating securities. The two-class method is an allocation formula that determines EPS for each share of common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. EPS is calculated by dividing earnings allocated to common stockholders by the weighted-average number of common shares outstanding during the period.
Diluted EPS is based upon the weighted-average number of common shares and the effect of potentially dilutive common share equivalents outstanding during the period. Potentially dilutive common share equivalents represent the assumed issuance of common shares in settlement of certain arrangements if determined to be dilutive, generally based upon the more dilutive of the two-class method or the treasury stock method, or based upon the if-converted method for the assumed conversion of convertible debt. The earnings allocated to common stockholders is adjusted to add back the income or loss associated with the potentially dilutive instruments that are assumed to result in the issuance of common shares if determined to be dilutive, such as interest expense on convertible debt.
In circumstances where discontinued operations is reported, income from continuing operations is used as the benchmark to determine whether including potential common shares in diluted EPS computation would be antidilutive. Accordingly, if there is a loss from continuing operations and potential common shares would be antidilutive due to the loss, but there is net income after adjusting for discontinued operations, the potential common shares would be excluded from diluted EPS computation even though the effect on net income would be dilutive, because income from continuing operations is used as the benchmark.
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
The Company's discontinued operations in the periods presented herein represent the following:
•In all periods presented, residual activities from the Company's former real estate investments along with an adjacent investment management business, which have predominantly been disposed as part of the Company's transformation into an investment manager with a digital infrastructure focus.
•In 2023 and 2022, the operations of digital infrastructure portfolio companies that represented the Company's former Operating segment prior to their full deconsolidation and qualification as discontinued operations on December 31, 2023. The Operating segment was previously composed of balance sheet equity interests in two digital infrastructure portfolio companies, DataBank and Vantage SDC, an edge colocation and a stabilized hyperscale data center business, respectively. These portfolio companies directly held and operated data centers, earning rental income from providing use of data center space and/or capacity through leases, services and other tenant arrangements. Prior to deconsolidation and reclassification as discontinued operations, a majority of the assets, liabilities and operating results of DataBank and Vantage SDC were attributed to third party investors, presented as noncontrolling interests in investment entities.
DataBank—During 2022 and 2023, DataBank was partially recapitalized through multiple sales of equity interest to new investors. The Company received its share of net proceeds from the sale totaling $425.5 million in 2022 and $49.4 million in 2023, including its share of carried interest, net of allocation to employees, totaling $20.1 million in 2022 and $27.9 million in 2023. In 2022, as the transaction involved a change in ownership of a consolidated subsidiary, it was accounted for as an equity transaction. The difference between the book value of the Company's interest and its ownership based upon the current value of DataBank resulted in a reallocation from noncontrolling interests in investment entities to additional paid-in capital totaling $230.2 million in 2022. In 2023, the completion of the recapitalization further reduced the Company's ownership interest in DataBank, resulting in a deconsolidation of DataBank. In connection therewith, the Company realized a $3.7 million gain from the sale of its equity interest in the final closing of the recapitalization, and remeasured its then remaining equity interest in DataBank at a fair value of $434.5 million, resulting in an unrealized gain of $275.0 million. The total gain of $278.7 million was recorded in other gain (loss) on the consolidated statement of operations in 2023.
Vantage SDC—The Company and its co-investors had committed to acquire the future build-out and lease-up of the expanded capacity and existing inventory in Vantage SDC, the costs of which are to be borne by the existing owners of Vantage SDC. The cost of the expansion capacity had been funded by Vantage SDC from borrowings or through cash from operations, except for a $122 million payment that was deferred in 2023 and treated as a contribution of assets by the existing owners of Vantage SDC that was funded through equity. On December 31, 2023, there was an accelerated settlement of $36 million of the deferred payment through a combination of a reallocation of equity from DBRG and its co-investors to the existing owners and issuance of a note payable to an existing owner. This settlement transaction resulted in a dilution of the ownership held by DBRG and its co-investors in Vantage SDC, and in connection therewith, a dilution of the Company's voting rights in Vantage SDC, resulting in a deconsolidation of Vantage SDC. The Company's interest in Vantage SDC at December 31, 2023 was held through two single asset funds that were consolidated, and which were subsequently deconsolidated in 2024 (Note 10).
Following deconsolidation of DataBank in 2023 and the Vantage SDC funds in 2024, the Company's co-investments in DataBank and Vantage SDC are reflected as principal investments under the equity method.
•In 2023 and 2022, the Company's equity method investment in BrightSpire Capital, Inc. (NYSE: BRSP), which was sold in March 2023 for net proceeds totaling $201.6 million, with impairment loss of $9.7 million and $60.4 million recorded in 2023 and 2022, respectively, prior to its disposition. The Company's investment in BRSP qualified as discontinued operations in March 2023.
•In 2022, the Wellness Infrastructure business, which was disposed in February 2022, along with other non-core assets held by a subsidiary, NRF Holdco, LLC ("NRF Holdco"). The equity of NRF Holdco was sold for $281 million, in a combination of cash and a $155 million unsecured promissory note. The promissory note was fully written down in March 2023. The disposition of NRF Holdco resulted in a write-off of unamortized deferred financing costs on the Wellness Infrastructure debt assumed by the buyer of $92.1 million and additional impairment loss based upon final carrying value of the Wellness Infrastructure net assets in 2022.

Income (Loss) from discontinued operations is summarized as follows.

	Year Ended December 31,
(In thousands)	2024	2023	2022
Revenues	$7,649	$783,121	$975,286
Expenses	(10,669)	(1,089,481)	(1,456,076)
Other gain (loss)	(16,035)	(12,517)	(31,807)
Income (Loss) from discontinued operations before income taxes	(19,055)	(318,877)	(512,597)
Income tax benefit (expense)	190	(1,581)	2,413
Income (Loss) from discontinued operations	(18,865)	(320,458)	(510,184)
Income (Loss) from discontinued operations attributable to noncontrolling interests:
Investment entities	1,199	(260,120)	(302,072)
Operating Company	(1,372)	(4,339)	(15,893)
Income (Loss) from discontinued operations attributable to DigitalBridge Group, Inc.	$(18,692)	$(55,999)	$(192,219)
Assets and Liabilities of Discontinued Operations
The Company initially measures assets and liabilities of discontinued operations at the lower of their carrying amounts or fair value less disposal costs. For bulk sale transactions, the unit of account is the disposal group, with any excess of the aggregate carrying value over estimated fair value less costs to sell allocated to the individual assets within the group.
Assets and liabilities of discontinued operations consisted of remaining equity investments excluded from the Company's December 2021 bulk sale of its real estate related investments.
Reclassifications
Investment-related expense in prior periods, which were immaterial to the respective periods, have been combined into administrative and other expenses on the consolidated statements of operations to conform to current period presentation. This reclassification did not affect the Company's financial position, results of operations or cash flows.
Accounting Policies Related to Real Estate Operations
Accounting policies related to real estate operations were applicable to a warehoused tower portfolio in continuing operations in 2022, and to portfolio companies in the former Operating segment prior to deconsolidation, included in discontinued operations in all prior periods presented.
Lease Income
The Company's lease income was composed of (i) fixed lease income for rents, and for interconnection services and a committed amount of power related to contracted data center leased space; and (ii) variable lease income for tenant reimbursements, installation services of Company-owned data center equipment and additional metered power reimbursements based upon usage by data center tenants at prevailing rates.
Rental income recognition commences when the tenant takes possession of the lease space. Rental income was recognized on a straight-line basis over the noncancelable term of the related lease which includes the effects of minimum rent increases and rent abatements under the lease. Rents received in advance were deferred.
For Company-owned tenant improvements, the amounts funded by or reimbursed from the tenants were recorded as deferred revenue, which was amortized on a straight-line basis as additional rental income over the term of the related lease. When it was determined that the tenant is the owner of tenant improvements, the Company's contribution towards those improvements was recorded as a lease incentive and amortized as a reduction to rental income on a straight-line basis over the term of the lease.
The Company evaluated collectability of lease payments based upon the creditworthiness of the lessee and recognized lease income only to the extent collection of all amounts due over the life of the lease was determined to be probable. If collection is subsequently determined to no longer be probable, any previously accrued lease income that has not been collected is subject to reversal. If collection is subsequently determined to be probable, lease income and corresponding receivable would be reestablished to an amount that would have been recognized if collection had always been deemed to be probable.

Data Center Service Revenue
The Company earned data center service revenue, primarily composed of cloud services, data storage, data protection, network services, software licensing, other services related to installation of customer equipment, and other related information technology services, which were recognized as services are provided to data center customers.
The Company periodically evaluated aged receivables and considers the collectability of unbilled receivables. The Company estimated allowance for doubtful accounts for specific accounts receivable balances based upon historical collection trends, age of outstanding accounts receivables and existing economic conditions associated with the receivables.
Real Estate Depreciation
Real estate assets used in the generation of property operating income, other than land, were depreciated on a straight-line basis over the estimated useful lives of the assets, generally up to 50 years for buildings, 40 years for site and building improvements, 30 years for data center infrastructure, and 8 years for furniture, fixtures and equipment. Tenant improvements were amortized over the lesser of the useful life or the remaining term of the lease.
Accounting Standards Adopted in 2024
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
The Company adopted this ASU for the 2024 fiscal year with the filing of this Form 10-K. The new guidance did not have a material impact on the Company's segment disclosures, included herein in Note 17.
Future Accounting Standards
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
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, in response to longstanding investor requests for disaggregated information about expenses by nature to supplement income statement expenses presented by function (for example, cost of sales and administrative expenses). The new standard requires tabular disclosure in a footnote, disaggregating each income statement line item that contains any of the following natural expenses: (a) purchases of inventory; (b) employee compensation; (c) depreciation; (d) intangible asset amortization; and (e) depletion. If an expense caption that is presented as a natural expense on the income statement includes more than one of the required expense categories, further disaggregation is required. For example, an expense caption consisting of depreciation and intangible asset amortization would need to be disaggregated to separately disclose each category in the footnotes. An expense caption that consists entirely of one of the required natural expense categories is not required to be disaggregated. Further, certain expenses, gains or losses that are required to be disclosed under US GAAP, if they are recorded within the expense line items that contain any of the prescribed expense categories, are to be separately quantified within the same tabular disclosure. Any remaining amounts in expense line items that contain any of the prescribed expense categories that have not been separately quantified are to be included in the tabular disclosure to reconcile to the corresponding amount on the income statement and to be qualitatively described.
The ASU is effective for annual reporting periods beginning January 1, 2027 and interim reporting periods beginning January 1, 2028. Early adoption is permitted. Transition is prospective with the option to apply retrospective application. The Company is currently evaluating the effects of this new guidance.
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
4. Investments
The Company's equity and debt investments are represented by the following:

(In thousands)	December 31, 2024	December 31, 2023
Equity method investments
Principal investments	$1,391,316	$1,194,417
Carried interest allocation	894,553	676,421
Marketable equity securities	242	17,487
Other equity investments	24,612	53,930
CLO subordinated notes	35,122	50,927
	2,345,845	1,993,182
Equity investments of consolidated funds
Marketable equity securities	83,269	66,297
Other investments	63,154	416,614
	$2,492,268	$2,476,093
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
The Company's proportionate share of net income (loss) from investments in its sponsored investment vehicles, primarily unrealized gain (loss) from changes in fair value of the underlying fund investments, and any distributions of income, including from realization events, are recorded in principal investment income on the consolidated statements of operations.

Carried Interest Allocation
Carried interest allocation represents a disproportionate allocation of returns of up to 20% to the Company, as general partner or special limited partner (which may be paid to the special limited partner entity owned by the Company in place of the general partner entity), based upon the extent to which cumulative performance of a sponsored fund exceeds minimum return hurdles, typically an annual preferred return of 6% to 8%. Carried interest allocation generally arises when appreciation in value of the underlying investments of the fund exceeds the minimum return hurdles, after factoring in a return of invested capital and a return of certain costs of the fund pursuant to terms of the governing documents of the fund. The amount of carried interest allocation recognized is based upon the cumulative performance of the fund if it were liquidated as of the reporting date. Unrealized carried interest allocation is driven primarily by changes in fair value of the underlying investments of the fund, which may be affected by various factors, including but not limited to, the projected financial performance of the portfolio company, economic conditions, foreign exchange rates and comparable transactions in the market. For funds that have exceeded the minimum return hurdle but have not returned all capital to the limited partners, unrealized carried interest allocation may be subject to reversal over time as preferred returns continue to accrue on unreturned capital. Realization of carried interest allocation occurs upon disposition of all underlying investments of the fund, or in part with each disposition.
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
Carried Interest Distributed
There was an immaterial distribution of carried interest during the year ended December 31, 2024.
Carried interest of $28.4 million was distributed in 2023 and recognized in carried interest allocations, of which $0.8 million of the distributed carried interest was allocated to current and former employees and to Wafra, recorded as either carried interest compensation, other loss, or amounts attributable to noncontrolling interests (Note 16).
Clawback Obligation
The Company did not have a liability for clawback obligations on carried interest distributed as of December 31, 2024 and December 31, 2023.
With respect to funds that have distributed carried interest, if in the event all of their investments are deemed to have no value, all of the carried interest distributed to-date of $181.0 million would be subject to clawback as of December 31, 2024, of which $120.7 million would be the responsibility of the employee/former employee recipients and Wafra. For this purpose, a portion of carried interest distributed is generally held back from employees and former employees at the time of distribution. The amount withheld resides in entities outside of the Company. Generally, the Company, through the OP, has guaranteed the clawback obligation of its subsidiaries that act as general partner or special limited partner of its respective sponsored funds, for the benefit of these funds and their limited partners.
Marketable Equity Securities
Marketable equity securities at December 31, 2024 included securities in a healthcare REIT that was non-traded at December 31, 2023 and became publicly traded through an initial public offering in February 2024. The publicly traded securities in the healthcare REIT have been substantially liquidated following expiration of the underwriters' lock-up in August 2024.
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
The balance of the CLO subordinated notes is summarized as follows:

	Amortized Cost without Allowance for Credit Loss	Allowance for Credit Loss	Gross Cumulative Unrealized
(in thousands)			Gains	Losses	Fair Value
December 31, 2024	$35,122	$—	$—	$—	$35,122
December 31, 2023	50,927	—	—	—	50,927
In estimating fair value of the CLO subordinated notes, classified as Level 3 of the fair value hierarchy, the Company used a benchmarking approach by looking to the implied credit spreads derived from observed prices on recent comparable CLO issuances, and also considering the current size and diversification of the CLO collateral pool, and projected return on the subordinated notes. Based upon these data points, at December 31, 2024 and 2023, the Company determined that the issued price of the subordinated notes, net of capital distributions, was a reasonable representation of fair value and that the CLO subordinated notes are not impaired.
Equity Investments of Consolidated Funds
The Company consolidates sponsored funds in which it has more than an insignificant equity interest in the fund as general partner (Note 15). Equity investments of consolidated funds are composed primarily of marketable equity securities held by funds in the liquid securities strategy and equity investments in digital infrastructure portfolio companies held by single asset funds. Equity investments of consolidated funds are carried at fair value with changes in fair value recorded in other gain (loss) on the consolidated statements of operations.

Combined Financial Information of Equity Method Investees
The following tables present selected combined financial information of the Company's equity method investees, which represent the Company's sponsored investment vehicles. Amounts presented represent combined totals at the investee level and not the Company's proportionate share.
Selected Combined Balance Sheet Information

(In thousands)	December 31, 2024	December 31, 2023
Total assets	$46,606,626	$38,062,830
Total liabilities	1,436,787	413,270
Owners' equity	45,169,839	37,649,560
Selected Combined Statements of Operations Information

	Year Ended December 31,
(In thousands)	2024	2023	2022
Total revenues	$225,825	$117,846	$23,232
Net income (loss)	1,707,294	2,976,972	2,150,989
5. Goodwill and Intangible Assets
Goodwill
The following table presents changes in goodwill.

	Year Ended December 31,
(In thousands)	2024	2023
Beginning balance	$465,991	$298,248
Business combination (Note 3)	(389)	167,743
Ending balance (1)	$465,602	$465,991
__________
(1)    Remaining goodwill deductible for income tax purposes was $101.2 million at December 31, 2024 and $111.8 million at December 31, 2023.
Intangible Assets
Intangible assets are composed of the following:

	December 31, 2024			December 31, 2023
(In thousands)	Carrying Amount (1)(2)	Accumulated Amortization(1)(2)	Net Carrying Amount(1)	Carrying Amount (1)(2)	Accumulated Amortization(1)(2)	Net Carrying Amount(1)
Investment management contracts	$138,494	$(97,371)	$41,123	$150,835	$(84,824)	$66,011
Investor relationships	53,322	(24,761)	28,561	53,572	(19,190)	34,382
Trade name	4,300	(2,337)	1,963	4,300	(1,907)	2,393
Other (3)	1,518	(705)	813	1,518	(554)	964
	$197,634	$(125,174)	$72,460	$210,225	$(106,475)	$103,750
__________
(1)    Presented net of impairments and write-offs, if any.
(2)    Exclude intangible assets that were fully amortized in prior years.
(3)    Represents primarily the value of an acquired domain name.
Amortization expense for finite-lived intangible assets totaled $31.0 million, $34.6 million and $21.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. There was no impairment of identifiable intangible assets in the periods presented.
Future Amortization of Intangible Assets
The following table presents the expected future amortization of finite-lived intangible assets:

	Year Ending December 31,
(In thousands)	2025	2026	2027	2028	2029	2030 and thereafter	Total
Amortization expense	$25,102	$17,589	$11,966	$7,871	$3,061	$6,871	$72,460

6. Restricted Cash, Other Assets and Other Liabilities
Restricted Cash
Restricted cash represents principally cash reserves that are maintained pursuant to the governing agreements of the securitized debt of the Company.
Other Assets
The following table summarizes the Company's other assets.

(In thousands)	December 31, 2024	December 31, 2023
Prepaid taxes and deferred tax assets, net	$3,447	$14,059
Operating lease right-of-use asset for corporate offices	28,901	33,898
Accounts receivable, net	3,056	8,919
Prepaid expenses	4,531	2,952
Other assets	2,412	11,893
Fixed assets, net (1)	9,712	7,232
Total other assets	$52,059	$78,953
__________
(1)    Net of accumulated depreciation of $10.0 million at December 31, 2024 and $7.3 million at December 31, 2023.
Other Liabilities
The following table summarizes the Company's other liabilities:

(In thousands)	December 31, 2024	December 31, 2023
Deferred investment management fees (1)	$9,306	$10,250
Interest payable on corporate debt	164	2,293
Common and preferred stock dividends payable	16,524	16,477
Securities sold short—consolidated funds	47,930	38,481
Due to custodians—consolidated funds	9,121	9,415
Current and deferred income tax liability	5,798	8,403
Contingent consideration payable—InfraBridge (Note 10)	6,100	11,338
Contingent consideration payable—Wafra (Note 9)	—	35,000
DBRG stock warrants (Note 10)	700	39,200
Operating lease liability for corporate offices	43,351	49,035
Accrued compensation	54,644	63,761
Accrued incentive fee and carried interest compensation	497,288	356,316
Accounts payable and accrued expenses	26,327	13,844
Due to affiliates (Note 16)	1,675	10,664
Other liabilities	6,579	16,974
Other liabilities	$725,507	$681,451
__________
(1)    Deferred investment management fees are expected to be recognized as fee revenue over a weighted average period of 3.2 years and 3.0 years as of December 31, 2024 and December 31, 2023. Deferred investment management fees recognized as income of $3.8 million and $3.3 million in the years ended December 31, 2024 and 2023, respectively, pertain to the deferred management fee balance at the beginning of each respective period.
7. Debt
The Company's corporate debt is composed of a securitized financing facility and, prior to their full exchange or redemption in 2024, senior notes issued by the OP that are recourse to the Company, as discussed further below.

	December 31, 2024			December 31, 2023
(In thousands)	Principal	Deferred Financing Cost	Amortized Cost	Principal	Premium (Discount), net	Deferred Financing Cost	Amortized Cost
Securitized financing facility	$300,000	$(3,638)	$296,362	$300,000	$—	$(5,733)	$294,267
Exchangeable senior notes	—	—	—	78,422	(810)	(96)	77,516
	$300,000	$(3,638)	$296,362	$378,422	$(810)	$(5,829)	$371,783

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
The Series 2021-1 Notes represent obligations of the Co-Issuers and certain other special-purpose subsidiaries of DBRG, and neither DBRG, the OP nor any of its other subsidiaries are liable for the obligations of the Co-Issuers. The Series 2021-1 Notes are secured by net investment management fees earned by subsidiaries of DBRG, and equity interests in certain sponsored funds and co-investments held by subsidiaries of DBRG, as collateral.
The following table summarizes certain key terms of the securitized financing facility:

($ in thousands)	Outstanding Principal	Interest Rate (Per Annum)(1)	Anticipated Repayment Date(2)	Years Remaining to Maturity(2)
Class A-2 Notes	$300,000	3.93%	September 2026	1.7
Variable Funding Notes	—	Adjusted 1-month Term SOFR + 3%	September 2025	NA
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
In 2022, DBRG and the OP completed separate privately negotiated exchange transactions with certain noteholders of the 5.75% exchangeable notes. The Company exchanged in aggregate $60.3 million of outstanding principal of the 5.75% exchangeable notes into 6,389,366 shares of the Company's class A common stock and paid $13.9 million of cash. The exchanges resulted in a debt extinguishment loss of $133.2 million, calculated as the excess of consideration paid over the carrying value of the notes exchanged, and recorded in other loss on the consolidated statement of operations. Consideration was measured at fair value based upon the closing price of the Company's class A common stock on the date of the respective exchanges, and cash paid, net of transaction costs. The exchanges did not qualify as debt conversion and were treated as debt extinguishment as the Company issued less than the number of shares issuable under the stated exchange ratio of 108.696 shares per $1,000 of note principal exchanged.

8. Stockholders' Equity
The table below summarizes the share activities of the Company's preferred stock and common stock.

	Number of Shares
(In thousands)	Preferred Stock	Class A Common Stock	Class B Common Stock
Shares outstanding at December 31, 2021	35,340	142,144	166
Stock repurchases	(2,229)	(4,195)	—
Exchange of notes for class A common stock	—	6,389	—
Shares issued upon redemption of OP Units	—	100	—
Shares issued for redemption of redeemable noncontrolling interest (Note 9)	—	14,435	—
Equity awards issued, net of forfeitures	—	1,589	—
Shares canceled for tax withholding on vested equity awards	—	(699)	—
Shares outstanding at December 31, 2022	33,111	159,763	166
Stock repurchases	(235)	—	—
Shares issued upon redemption of OP Units	—	253	—
Equity awards issued, net of forfeitures	—	4,835	—
Shares canceled for tax withholding on vested equity awards	—	(1,642)	—
Shares outstanding at December 31, 2023	32,876	163,209	166
Exchange of notes for class A common stock	—	8,245	—
Shares issued upon redemption of OP Units	—	452	—
Conversion of class B to class A common stock	—	16	(16)
Settlement of Wafra contingent consideration (Note 9)	—	1,020	—
Equity awards issued, net of forfeitures	—	1,772	—
Shares canceled for tax withholding on vested equity awards	—	(512)	—
Shares outstanding at December 31, 2024	32,876	174,202	150
Preferred Stock
In the event of a liquidation or dissolution of the Company, preferred stockholders have priority over common stockholders for payment of dividends and distribution of net assets.
The table below summarizes the preferred stock issued and outstanding at December 31, 2024:

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
•In 2022, the company repurchased (i) 2,228,805 in aggregate across Series H, I and J preferred stock for $52.6 million, or a weighted average price of $23.62 per share; and (ii) 4,195,020 shares of class A common stock for $54.9 million, or a weighted average price of $13.09 per share.
The excess or deficit of the repurchase price over the carrying value of the preferred stock results in a decrease or increase to net income attributable to common stockholders, respectively.

Accumulated Other Comprehensive Income (Loss)
The following tables present the changes in each component of AOCI attributable to stockholders and noncontrolling interests in investment entities, net of immaterial tax effect. There were no changes in components of AOCI attributed to noncontrolling interests in investment entities for the year ended December 31, 2024. AOCI attributable to noncontrolling interests in Operating Company is immaterial.
Changes in Components of AOCI—Stockholders

(In thousands)	Company's Share in AOCI of Equity Method Investments	Unrealized Gain (Loss) on AFS Debt Securities	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Net Investment Hedges	Total
AOCI at December 31, 2021	$2,334	$5,861	$26,502	$7,686	$42,383
Other comprehensive income (loss) before reclassifications	(2,429)	—	(10,923)	8,396	(4,956)
Amounts reclassified from AOCI	(200)	(5,861)	(16,793)	(16,082)	(38,936)
AOCI at December 31, 2022	(295)	—	(1,214)	—	(1,509)
Other comprehensive income (loss) before reclassifications	(1)	—	2,906	—	2,905
Amounts reclassified from AOCI	296	—	(1,246)	—	(950)
Deconsolidation of investment entities (Note 2)	—	—	965	—	965
AOCI at December 31, 2023	—	—	1,411	—	1,411
Other comprehensive income (loss) before reclassifications	—	—	(889)	—	(889)
Amounts reclassified from AOCI	—	—	(17)	—	(17)
AOCI at December 31, 2024	$—	$—	$505	$—	$505
Changes in Components of AOCI—Noncontrolling Interests in Investment Entities

(In thousands)	Foreign Currency Translation Gain (Loss)
AOCI at December 31, 2021	$11,057
Other comprehensive income (loss) before reclassifications	(4,571)
Amounts reclassified from AOCI	(9,501)
AOCI at December 31, 2022	$(3,015)
Other comprehensive income (loss) before reclassifications	884
Amounts reclassified from AOCI	(468)
Deconsolidation of investment entities (Note 2)	2,550
AOCI at December 31, 2023	$(49)
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

(In thousands)	Year Ended December 31,			Affected Line Item in the Consolidated Statements of Operations
Component of AOCI reclassified into earnings	2024	2023	2022
Release of foreign currency cumulative translation adjustments	$17	$1,246	16,793	Other gain (loss), net Income (loss) from discontinued operations
Relief of basis of AFS debt securities	—	—	5,861	Income (loss) from discontinued operations
Realized gain on net investment hedges	—	—	16,082	Other gain (loss), net Income (loss) from discontinued operations
Deconsolidation of investment entities (Note 2)	—	(965)	—	Income (loss) from discontinued operations
Release of AOCI of equity method investments	—	(296)	200	Income (loss) from discontinued operations

9. Noncontrolling Interests
Redeemable Noncontrolling Interests
The following table presents the activities in redeemable noncontrolling interests in the Company's investment management business prior to its redemption in May 2022 as discussed below, and in open-end funds in the liquid securities strategy consolidated by the Company.

	Year Ended December 31,
(In thousands)	2024	2023	2022
Redeemable noncontrolling interests
Beginning balance	$17,862	$100,574	$359,223
Contributions	4,400	300	11,650
Distributions paid and payable, including redemptions	(364)	(89,515)	(20,784)
Net income (loss)	2,458	6,503	(26,778)
Adjustment of Wafra's interest to redemption value and DBRG stock warrants held by Wafra to fair value	—	—	725,026
Redemption of Wafra's interest	—	—	(862,276)
Reclassification of DBRG stock warrants held by Wafra to liability in May 2022	—	—	(81,400)
Reclassification of Wafra's carried interest allocation to noncontrolling interests in investment entities in May 2022	—	—	(4,087)
Ending balance	$24,356	$17,862	$100,574
Redeemable Noncontrolling Interest in Investment Management in 2022
On May 23, 2022, the Company redeemed the 31.5% noncontrolling interest in its investment management business held by a private investment firm, Wafra, pursuant to a purchase and sale agreement ("PSA") entered into in April 2022.
In connection with Wafra's initial investment in the Company's investment management business in July 2020, Wafra had assumed directly and also indirectly through a participation interest $124.9 million of the Company's commitments to DBP I, and has a $125.0 million commitment to DBP II that has been partially funded to-date. These are the Company's flagship value-add funds within the DigitalBridge Partners ("DBP") infrastructure equity series. Wafra had also agreed to make commitments to the Company's future funds and investment vehicles on a pro rata basis with the Company based on Wafra's percentage interest in the investment management business, subject to certain caps.
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
Consideration for the redemption of Wafra's interest consisted of: (i) an upfront payment of $388.5 million in cash and 14,435,399 shares of the Company's class A common stock valued at $348.8 million based upon the closing price of the Company's class A common stock on May 23, 2022; and (ii) Wafra's right to earn a contingent amount up to $125 million if the Company raises fee earning equity under management (as defined in the PSA) up to $6 billion during the period from December 31, 2021 to December 31, 2023, payable in March 2023 for portion earned in 2022 and March 2024 for any remaining portion earned in 2023, with up to 50% payable in shares of the Company's class A common stock at the Company's election. The Company paid Wafra in cash $90 million of the contingent amount in March 2023 and remaining $35 million was paid in March 2024 as $17.5 million of cash and $17.5 million of shares of the Company's class A common stock.
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
Additionally, in July 2020, the Company had also issued Wafra five warrants to purchase up to an aggregate of 5% of the Company’s class A common stock (5% at the time of the transaction, on a fully-diluted, post-transaction basis), as described further in Note 10. In connection with the redemption, the terms of the warrants were amended, among other things, to provide for net cash settlement upon exercise of the warrants, at election of either the Company or Wafra, if such exercise would result in Wafra beneficially owning in excess of 9.8% of the issued and outstanding shares of the

Company's class A common stock. Inclusion of the cash settlement feature changed the classification of the warrants from equity to liability. The warrants were remeasured to fair value prior to reclassification in May 2022, with the increase in value recorded in equity to reduce additional paid-in capital and subsequent changes in fair value recorded in other gain (loss) on the consolidated statements of operations. In connection with the sale of three of the five warrants by Wafra to a third party in March 2024, the terms of the warrants sold were amended to remove the net cash settlement feature. As a result, three of the warrants were reclassified to equity at their prevailing fair value and are no longer subject to fair value remeasurement (Note 10).
The Company's redemption of Wafra's interest in May 2022 also resulted in the assumption of $5.2 million of deferred tax asset.
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
Redemption of OP Units—The Company redeemed OP Units totaling 452,418 in 2024 and 253,084 in 2023 through issuance of an equal number of shares of class A common stock on a one-for-one basis.
10. Fair Value
Recurring Fair Values
Financial assets and financial liabilities carried at fair value on a recurring basis include financial instruments for which the fair value option is elected, but exclude financial assets under the NAV practical expedient. Fair value is categorized into a three tier hierarchy that is prioritized based upon the level of transparency in inputs used in the valuation techniques.

	Fair Value Measurement Hierarchy
(In thousands)	Level 1	Level 2	Level 3	Total
December 31, 2024
Assets
Investments (Note 4)
Marketable equity securities	$242	$—	$—	$242
CLO subordinated notes	—	—	35,122	35,122
Equity investments of consolidated funds	83,269	—	63,154	146,423
Fair Value Option:
Equity method investment	—	—	137,154	137,154
Liabilities
Other liabilities
InfraBridge contingent consideration	—	—	6,100	6,100
DBRG stock warrants	—	—	700	700
Securities of consolidated funds sold short	47,930	—	—	47,930
December 31, 2023
Assets
Investments (Note 4)
Marketable equity securities	$17,487	$—	$—	$17,487
CLO subordinated notes	—	—	50,927	50,927
Equity investments of consolidated funds	66,297	—	416,614	482,911
Fair Value Option:
Equity method investment	—	—	6,700	6,700
Liabilities
Other liabilities
InfraBridge contingent consideration	—	—	11,338	11,338
DBRG stock warrants	—	—	39,200	39,200
Securities of consolidated funds sold short	38,481	—	—	38,481
Equity Investments of Consolidated Funds
Equity investments of consolidated funds include marketable equity securities held by our liquid strategy funds, valued based upon listed prices in active markets, classified as Level 1; and equity investments in digital infrastructure portfolio companies held by single asset funds. The marketable equity securities comprise publicly listed stocks in the U.S. and Europe, and primarily in the digital infrastructure, real estate, technology, media and telecommunications sectors. The other equity investment, classified as level 3, was valued at December 31, 2024 using a market approach that considers revenue multiples of other comparable companies, and at December 31, 2023, was carried at its recent transacted price. Additionally, at December 31, 2023, fair value of an underlying portfolio company held by two single asset funds, prior to deconsolidation of the funds (Note 2), was determined using a discounted cash flow model based upon projected net operating income of the investee with exit capitalization rate of 5.5% and discounted at 10.4%, classified as level 3.
In April 2024, two single asset funds were deconsolidated as the Company no longer holds a controlling financial interest in these funds. The Company's co-investment in Vantage SDC, the portfolio company of the underlying funds, was restructured and is no longer held through the funds, but through a parallel vehicle. The deconsolidation of these funds resulted in a removal of approximately $263.0 million of net assets attributed to the limited partners of the funds that had represented noncontrolling interests in investment entities. Subsequent to deconsolidation of the funds, the Company's co-investment in Vantage SDC is reflected as a principal investment under the equity method with the election of fair value option.
Prior to December 31, 2023, equity investments of consolidated funds included equity interests in pooling entities that hold a portfolio of loans, invested alongside other parallel funds within the same credit fund complex. Fair value of the fund's equity interests in the pooling entities was based upon its share of expected cash flows from the loan assets held by the pooling entities, classified as level 3. In estimating fair value of the underlying loans, the pooling entities considered the prevailing market yields at which a third party might expect to receive on equivalent loans with similar credit risk. Based upon a comparison to market yields, it was determined that the transacted price or par value of the loans held by the pooling entities approximated their fair value. In December 2023, following a reorganization of the Company's ownership interest within the fund structure, the credit fund was deconsolidated and the Company's interest in the credit fund was reflected as a principal investment under the equity method.

Fair Value Option
Equity Method Investments
The Company has elected to account for certain equity method investments under the fair value option. Fair value was determined using a discounted cash flow model based upon projected earnings, with discount rates ranging between 11.0% and 21.0% (weighted average discount rate based upon relative fair value of 11.0%) at December 31, 2024, and using a discount rate of 18.3%, and also taking into consideration a comparison to market values of similar public companies at December 31, 2023. The fair value is classified as Level 3 of the fair value hierarchy and changes in fair value are recorded in principal investment income.
DBRG Stock Warrants
As discussed in Note 9, the Company had previously issued five warrants to Wafra in July 2020. Each warrant entitled Wafra to purchase up to 1,338,000 shares of the Company's class A common stock at staggered strike prices between $9.72 and $24.00 each, exercisable through July 17, 2026.
Effective May 2022, the five warrants were carried at fair value with changes in fair value recorded in other gain (loss) on the consolidated statements of operations. In March 2024, three of the five warrants were reclassified to equity at their prevailing fair value following an amendment to the terms of the warrants in connection with a sale of the three warrants by Wafra to a third party. The equity-classified warrants are no longer subject to fair value remeasurement. No warrants have been exercised to-date.
At December 31, 2024, the two liability-classified warrants were carried at fair value, measured using a Black-Scholes option pricing model, applying the following inputs: (a) estimated volatility for DBRG's class A common stock of 34.7% (37.8% at December 31, 2023); (b) closing stock price of DBRG's class A common stock on the last trading day of the quarter; (c) the strike price for each warrant; (d) remaining term to expiration of the warrants; and (e) risk free rate of 4.21% per annum (4.11% per annum at December 31, 2023), derived from the daily U.S. Treasury yield curve rates to correspond to the remaining term to expiration of the warrants.
Contingent Consideration
In connection with the acquisition of InfraBridge, contingent consideration is payable if prescribed fundraising targets are met. In measuring the contingent consideration at December 31, 2024 and December 31, 2023, the Company applied a probability-weighted approach to the likelihood of meeting various fundraising targets and discounted the estimated future contingent consideration payment at 7.3% and 4.9%, respectively, to derive a present value amount, classified as Level 3 of the fair value hierarchy.

Changes in Level 3 Fair Value
The following table presents changes in recurring Level 3 fair value assets held for investment. Realized and unrealized gains (losses) are included in other gain (loss).

	Level 3 Assets			Level 3 Liabilities
	Fair Value Option		Equity Investment of Consolidated Funds	DBRG Stock Warrants	InfraBridge Contingent Consideration
(In thousands)	Loans Receivable (1)	Equity Method Investments
Fair value at December 31, 2022	$133,307	$—	$46,770	$(17,700)	$—
Contributions	—	20,000	85,486	—	—
Consolidation of sponsored funds	—	—	393,614	—	—
Business combination	—	—	—	—	(10,874)
Change in consolidated fund's share of equity investment (2)	—	—	1,842	—	—
Paydown of underlying loans held by equity investment of consolidated fund	—	—	(8,109)	—	—
Unrealized gain (loss) in earnings, net	(133,307)	(13,300)	2,216	(21,500)	(464)
Deconsolidation of sponsored fund	—	—	(105,205)	—	—
Fair value at December 31, 2023	$—	$6,700	$416,614	$(39,200)	$(11,338)

Net unrealized gain (loss) in earnings on instruments held at December 31, 2023	$(133,307)	$(13,300)	$—	$(21,500)	$(464)

Fair value at December 31, 2023	$—	$6,700	$416,614	$(39,200)	$(11,338)
Election of fair value option	—	130,320	—	—	—
Unrealized gain (loss) in earnings, net	—	134	40,154	5,500	5,238
Reclassification to equity	—	—	—	33,000	—
Deconsolidation of sponsored funds	—	—	(393,614)	—	—
Fair value at December 31, 2024	$—	$137,154	$63,154	$(700)	$(6,100)

Net unrealized gain (loss) in earnings on instruments held at December 31, 2024	$—	$134	$40,154	$8,400	$5,238
__________
(1)    In March 2023, an unsecured promissory note that had been issued in connection with the sale of the Company's former Wellness Infrastructure business in 2022 was written off in the amount of $133.3 million following a foreclosure by the mezzanine lender of certain assets within the sold Wellness Infrastructure portfolio.
(2)    Represents reallocation of investment value when relative ownership of the pooling entity across its fund owners change following additional capital contributions prior to final close of the fund.
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
During 2024, certain warehoused investments, previously carried at cost under the measurement alternative, were determined to be impaired and written down to fair value, estimated based upon pricing from a recent funding, or applying a probability-weighted approach to different recovery outcomes, classified as level 3 of the fair value hierarchy. These non-recurring fair values aggregated to $15.0 million at September 30, 2024.
There were no assets carried at nonrecurring fair value at December 31, 2023.

Fair Value of Financial Instruments Reported at Cost
Fair value of financial instruments reported at amortized cost are presented below.

	Fair Value Measurements				Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total
December 31, 2024
Liabilities
Secured fund fee revenue notes	$—	$285,760	$—	$285,760	$296,362
December 31, 2023
Liabilities
Secured fund fee revenue notes	$—	$250,547	$—	$250,547	$294,267
Exchangeable senior notes		152,296	—	152,296	77,516
Debt—Senior notes and secured fund fee revenue notes were valued based on indicative quotes.
Other—The carrying values of cash and cash equivalents, accounts receivable, due from and to affiliates, interest payable and accounts payable generally approximate fair value due to their short term nature, and credit risk, if any, is negligible.

11. Earnings per Share
The following table presents the basic and diluted earnings per common share computations.

	Year Ended December 31,
(In thousands, except per share data)	2024	2023	2022
Net income (loss) allocated to common stockholders
Income (Loss) from continuing operations attributable to DigitalBridge Group, Inc.	$89,214	$241,279	$(129,578)
Preferred stock repurchases/redemptions (Note 8)	—	927	1,098
Preferred dividends	(58,641)	(58,656)	(61,567)
Income (loss) allocated to participating securities	(221)	(2,179)	(34)
Income (Loss) from continuing operations attributable to common stockholders	30,352	181,371	(190,081)
Income (Loss) from discontinued operations attributable to common stockholders	(18,692)	(55,999)	(192,219)
Net income (loss) attributable to common stockholders—basic	11,660	125,372	(382,300)
Interest expense attributable to exchangeable notes (1)	—	5,050	—
Net income (loss) allocated to common stockholders—diluted	$11,660	$130,422	$(382,300)
Weighted average common shares outstanding
Weighted average number of common shares outstanding—basic	168,437	159,868	154,495
Weighted average effect of dilutive shares (1)(2)(3)	381	9,852	—
Weighted average number of common shares outstanding—diluted	168,818	169,720	154,495
Income (loss) per share—basic
Income (Loss) from continuing operations	$0.18	$1.13	$(1.23)
Income (Loss) from discontinued operations	(0.11)	(0.35)	(1.24)
Net income (loss) attributable to common stockholders per common share—basic	$0.07	$0.78	$(2.47)
Income (loss) per share—diluted
Income (Loss) from continuing operations	$0.18	$1.10	$(1.23)
Income (Loss) from discontinued operations	(0.11)	(0.33)	(1.24)
Net income (loss) attributable to common stockholders per common share—diluted	$0.07	$0.77	$(2.47)
__________
(1)    With respect to the assumed conversion or exchange of the Company's senior notes which are no longer outstanding effective April 2024, the following is excluded from the calculation of diluted earnings per share as their inclusion would be antidilutive: for the years ended December 31, 2024, 2023 and 2022, the effect of adding back $0.4 million, $3.1 million and $16.6 million of interest expense and 2,310,200, 912,900 and 12,901,700 of weighted average dilutive common share equivalents. Also excluded from the calculation of diluted earnings per share was $133.2 million of debt extinguishment loss (Note 7) for the year ended December 31, 2022.
(2)    The calculation of diluted earnings per share excludes the effects of the following as their inclusion would be antidilutive: (i) class A common shares that are contingently issuable in relation to performance stock units (Note 13) with weighted average shares of 1,298,900 for the year ended December 31, 2022; and (ii) class A common shares that are issuable to net settle the exercise of warrants (Note 10) with weighted average shares of 752,100, 667,400 and 1,742,800 for the years ended December 31, 2024, 2023 and 2022 respectively.
(3)    OP Units may be redeemed for registered or unregistered class A common stock of the Company on a one-for-one basis and are not dilutive. At December 31, 2024, 2023 and 2022, 11,923,400, 12,375,800 and 12,628,900 of OP Units, respectively, were not included in the computation of diluted earnings per share in the respective periods presented.
12. Fee Revenue
The following table presents the Company's fee revenue by type.

	Year Ended December 31,
(In thousands)	2024	2023	2022
Management fees	$311,210	$258,288	$169,922
Incentive fees	16,548	3,229	—
Other fees	1,935	2,600	2,751
Total fee revenue	$329,693	$264,117	$172,673
Management Fees—Management fees are generally calculated based upon the following per annum contractual rates:
•Commingled equity funds—up to 1.60% of investors' committed capital during the commitment period, and thereafter, invested capital (subject to certain reductions for NAV write-downs);
•Credit and other equity funds—up to 2.00% of contributed or invested capital from inception;

•Co-investment vehicles—up to 1.25% of contributed or invested capital from inception; and
•Liquid Strategies and InfraBridge co-investment vehicles—up to 1.25% of NAV or gross asset value, respectively.
Also, co-investment vehicles may charge a one-time fee upfront on committed or invested capital, generally to be paid in tranches, but with recognition of fee revenue over the expected investment holding period. Certain co-investment vehicles may be non fee-bearing.
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
Other Fee Revenue—Other fees include advisory fees and loan origination fees from co-investors, which are non-recurring, and service fees for information technology, facilities and operational support provided to certain portfolio companies.
Revenue Concentration
Revenue concentration is defined as a single fund or investment vehicle that generates 10% or more of the Company's total management fees. Four funds met the concentration criteria, aggregating to 70.2% of total management fees for the year ended December 31, 2024.
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
Restricted Stock—Restricted stock awards in the Company's class A common stock are granted to senior executives, directors and certain employees, subject to a service condition or a combination of both a service and performance condition, with annual time-based vesting in equal tranches, generally over a three-year period. Vesting of performance-based restricted stock awards occur upon achievement of certain Company-specific metrics over a specified performance measurement period. Restricted stock is entitled to dividends declared and paid on the Company's class A common stock and such dividends are not forfeitable prior to vesting of the award. Restricted stock awards are valued based upon the Company's class A common stock price on grant date and equity-based compensation expense is recognized on a straight-line basis over the requisite service period.
Restricted Stock Units—RSUs in the Company's class A common stock are subject to a combination of service and performance conditions. Vesting of performance-based RSUs are dependent on achievement of certain Company-specific metrics over a specified performance measurement period, with annual time-based vesting in equal tranches over a three-year period. Only vested RSUs are entitled to accrued dividends declared and paid on the Company's class A common stock during the time period the RSUs are outstanding. RSUs are initially valued based upon the Company's class A common stock price on grant date and not subsequently remeasured for equity-classified awards, while liability-classified awards are remeasured at fair value at the end of each reporting period until the award is fully vested. Equity-based compensation expense is recognized over the vesting period if and when it is probable that the performance condition will be met, subject to reversal if no longer probable. For liability classified awards that met their performance condition and became fully vested, $3.3 million of awards were cash settled in 2023.
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

Equity-based compensation cost on LTIP units is recognized on a straight-line basis over the derived service period, irrespective of whether the market condition is satisfied. The derived service period is a service period that is inferred from the application of the simulation technique used in the valuation of the award, and represents the median of the terms in the simulation in which the market condition is satisfied.
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
Equity-based compensation cost in continuing operations is presented on the consolidated statement of operations, as follows.

	Year Ended December 31,
(In thousands)	2024	2023	2022
Compensation expense	$35,676	$55,597	$31,281
Administrative expense	—	228	1,422
	$35,676	$55,825	$32,703
Changes in unvested equity awards are summarized below.

							Weighted Average Grant Date Fair Value
	Restricted Stock	LTIP Units (1)	DSUs	RSUs (2)	PSUs (3)	Total	PSUs	All Other Awards
Unvested shares and units at December 31, 2023	2,813,369	2,625,000	64,099	599,347	1,274,435	7,376,250	$21.66	$9.80
Granted	1,789,205	—	41,594	39,915	199,069	2,069,783	19.27	17.31
Vested	(1,289,053)	—	(74,874)	—	—	(1,363,927)	—	17.04
Forfeited	(113,694)	(2,500,000)	—	(625,957)	(842,247)	(4,081,898)	25.11	4.98
Unvested shares and units at December 31, 2024	3,199,827	125,000	30,819	13,305	631,257	4,000,208	16.29	15.68
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
(3)    Number of PSUs granted does not reflect potential increases or decreases that could result from the final outcome based upon the total shareholder return measured at the end of the performance period. PSUs for which the total shareholder return is not met at the end of the performance period are forfeited. PSUs for which the probability of meeting the DE target changes during the measurement period are reflected as either additional units granted or forfeited.
Fair value of equity awards that vested, determined based upon their respective fair values at vesting date, totaled $23.6 million, $50.3 million and $53.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.
At December 31, 2024, aggregate unrecognized compensation cost for all unvested equity awards was $29.0 million, which is expected to be recognized over a weighted average period of 1.6 years.

14. Income Taxes
Income Tax Benefit (Expense)
The components of current and deferred tax benefit (expense) are as follows.

	Year Ended December 31,
(In thousands)	2024	2023	2022
Current
Federal	$(107)	$167	$3,986
State and local	946	1,058	(786)
Foreign	(6,978)	(1,252)	(1,163)
Total current tax benefit (expense)	(6,139)	(27)	2,037
Deferred
Federal	—	(1,004)	(13,850)
State and local	—	124	(2,419)
Foreign	3,195	901	1,100
Total deferred tax benefit (expense)	3,195	21	(15,169)
Income tax benefit (expense) on continuing operations	$(2,944)	$(6)	$(13,132)
The Company has no income tax benefits recognized for uncertain tax positions as of and during the years ended December 31, 2024 and 2023.
Deferred Income Tax Asset and Liability
Deferred tax asset and deferred tax liability are presented within other assets, and other liabilities, respectively.
The components of deferred tax asset and deferred tax liability are as follows.

(In thousands)	December 31, 2024	December 31, 2023
Deferred tax asset
Capital losses (1)	$312,852	$366,083
Net operating losses (2)	141,094	146,537
Investment in partnerships	83,123	131,828
Equity-based compensation	10,872	15,104
Intangible assets	1,495	5,013
Deferred income	2,013	2,576
Deferred interest expense	10,663	6,050
Lease liability—corporate offices	12,763	12,507
Other	9,964	4,487
Gross deferred tax asset	584,839	690,185
Valuation allowance	(559,556)	(664,397)
Deferred tax asset, net of valuation allowance	25,283	25,788
Deferred tax liability
Intangible assets	17,639	23,382
ROU lease asset—corporate offices	9,692	8,527
Other	2,712	1,909
Gross deferred tax liability	30,043	33,818
Net deferred tax asset (liability)	$(4,760)	$(8,030)
__________
(1)    At December 31, 2024 and 2023, deferred tax asset was recognized on capital losses of $1.34 billion and $1.38 billion, respectively, which expire between 2025 and 2028, with full valuation allowance established in both years.
(2)     At December 31, 2024 and 2023, deferred tax asset was recognized on NOL of $565.2 million and $589.7 million, respectively, for which full valuation allowance was established in both years. NOL, which is largely attributable to U.S. federal losses incurred after December 31, 2017, can be carried forward indefinitely.

Valuation Allowance
Changes in the deferred tax asset valuation allowance are presented below:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Beginning balance	$664,397	$679,057	$12,766
Addition	1,571	19,483	666,291
Utilization and/or reversal	(106,412)	(34,143)	—
Ending balance	559,556	$664,397	$679,057
Deferred Income Taxes
In 2022, significant deferred tax assets were recognized with an offsetting valuation allowance. As a result of the Company's transition to a taxable C Corporation commencing with the taxable year ended December 31, 2022, $400.2 million of deferred tax asset was recognized as of January 1, 2022 related principally to capital loss carryforwards and outside basis difference in DBRG's interest in the OP, and $134.2 million was recorded during 2022 related to changes in DBRG’s interest in the OP that were treated as equity transactions. Outside basis difference in investment in partnerships along with NOL generated by a subsidiary during 2022 further contributed to the deferred tax asset balance in 2022. At December 31, 2022, it was determined that the realizability of these deferred tax assets did not meet the more-likely-than-not threshold, and consequently, a full valuation allowance was established against these deferred tax assets. In assessing realizability, the Company determined that there were no prudent and feasible tax planning strategies that the Company could employ to reasonably assure the future realizability of its carryforward losses and other deferred tax assets. In the absence of tax planning strategies and given the Company’s history of cumulative operating losses, which was largely a product of the recent transition in the Company's business, it was difficult to overcome the resulting uncertainties over the Company’s ability to generate future taxable income to realize these deferred tax assets.
As of December 31, 2024 and 2023, a full valuation allowance has been maintained as the more-likely-than-not threshold continues to not be met in assessing realizability of deferred tax assets. As a result, income tax expense in 2024 and 2023 primarily reflects the income tax effect of foreign subsidiaries.
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

Effective Income Tax
Income tax benefit (expense) attributable to continuing operations varied from the amount computed by applying the statutory income tax rate to income (loss) from continuing operations before income taxes. The effective tax rate is impacted by a variety of factors, including, but not limited to, changes in the sources of income or loss during the period and whether such income or loss is taxable to the Company and its subsidiaries. The following table presents a reconciliation of the statutory U.S. income tax to the Company's effective income tax attributable to continuing operations:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Income (Loss) from continuing operations before income taxes	$168,815	$365,629	$(46,681)
Federal income tax benefit (expense) at statutory tax rate (21%)	(35,451)	(76,782)	9,802
State and local income taxes, net of federal income tax benefit	(61,053)	12,714	5,559
Foreign income tax differential	(226)	36	782
Noncontrolling interests	16,070	(27,699)	(44,014)
Separately taxable subsidiaries of OP	(2,361)	15,213	21,226
Change in ownership of OP, including equity reallocation (Note 2)	—	—	(2,838)
Equity-based compensation	(3,861)	682	1,971
Valuation allowance (1)	84,562	76,087	(784)
Other, net	(624)	(257)	(4,836)
Income tax benefit (expense) on continuing operations	$(2,944)	$(6)	$(13,132)
__________
(1)     2022 excludes changes in valuation allowance related to the Company's transition to taxable C Corporation as of January 1, 2022 and outside basis difference in changes in DBRG’s interest in the OP that were treated as equity transactions.
Tax Examinations
The Company is no longer subject to new income tax examinations by U.S. and UK tax authorities for years prior to 2021 and 2020, respectively.
15. Variable Interest Entities
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
Consolidated Company-Sponsored Funds—The Company currently consolidates sponsored funds in which it has more than an insignificant equity interest in the fund as general partner. As a result, the Company is considered to be acting in the capacity of a principal of the sponsored fund and is therefore the primary beneficiary of the fund. The Company’s exposure is limited to its capital account balance in the consolidated funds of $79.3 million at December 31, 2024 and $200.8 million at December 31, 2023. The liabilities of the consolidated funds may only be settled using assets of the consolidated funds, and the Company, as general partner, is not obligated to provide any financial support to the consolidated funds. The Company does not have unfunded commitments to consolidated funds.
The following table presents the assets and liabilities of the consolidated funds:

(In thousands)	December 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$62,630	$69,654
Investments (Note 4)	146,423	482,911
Other assets	724	576
	$209,777	$553,141
Liabilities
Other liabilities
Securities sold short	$47,930	$38,482
Due to custodian	9,121	9,415
Other	697	16,313
	$57,748	$64,210
Unconsolidated Company-Sponsored Funds—The Company does not consolidate its sponsored funds where it has insignificant equity interests in these funds as general partner. As such interests absorb insignificant variability from the fund, the Company is considered to be acting in the capacity of an agent of the fund and is therefore not the primary beneficiary of these funds. The Company accounts for its equity interests in unconsolidated funds under the equity method. The Company's maximum exposure to loss is limited to the outstanding balance of its investment in the unconsolidated funds (Note 4) of $2.1 billion at December 31, 2024 and $1.86 billion at December 31, 2023. The Company also has receivables from its unconsolidated funds for fee revenue and reimbursable or recoverable costs, as discussed in Note 16. At December 31, 2024, the Company's unfunded commitments to its unconsolidated funds as general partner and general partner affiliate totaled $236.8 million (including commitments attributed to the ownership by employees and former employees in the general partner entities). Generally, the timing for funding of these commitments is not known and the commitments are callable on demand at any time prior to their respective expirations.
16. Transactions with Affiliates
Affiliates include (i) investment vehicles that the Company sponsors and/or manages, and in which the Company may have an equity interest; (ii) portfolio companies of sponsored funds; and (iii) directors and employees of the Company.
Amounts due from and due to affiliates consist of the following:

(In thousands)	December 31, 2024	December 31, 2023
Due from Affiliates
Investment vehicles and portfolio companies
Fee revenue	$103,402	$71,427
Cost reimbursements and recoverable expenses	19,111	14,388
Employees and other affiliates	1,673	—
	$124,186	$85,815
Due to Affiliates (Note 6)
Investment vehicles—InfraBridge (Note 3)	$—	$10,123
Employees and other affiliates	1,675	541
	$1,675	$10,664

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
To the extent the Company determines it acts in the capacity of principal in the incurrence of such costs, the reimbursements are included in other income, which totaled $11.9 million, $10.4 million and $4.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. To the extent the Company determines that it acts in the capacity of an agent, the costs incurred and related reimbursements are presented on a net basis in the consolidated statements of operations.
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
In the second half of 2022, the Company transferred all of its warehoused loans and tower portfolio to its sponsored funds and received an aggregate return of capital of $413.2 million, inclusive of holding fees.
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
With respect to investment vehicles sponsored by the Company for which Messrs. Ganzi and Jenkins are invested in their capacity as former owners of DBH, and not in their capacity as employees of the Company, any carried interest entitlement attributed to such investments by Messrs. Ganzi and Jenkins as general partner are not subject to continuing vesting provisions and do not represent compensatory arrangements to the Company. Such carried interest allocation to Messrs. Ganzi and Jenkins that are unrealized or distributed but unpaid are included in noncontrolling interests on the balance sheet in the amount of $121.1 million at December 31, 2024 and $112.2 million at December 31, 2023. Realized and unrealized carried interest allocated are recorded as net income attributable to noncontrolling interests totaling $8.9 million, $42.5 million and $65.0 million for the years ended December 31, 2024, 2023 and 2022 respectively.
Investment in Managed Investment Vehicles—Subject to the Company's related party policies and procedures, certain employees (who may thereafter become former employees) may invest on a discretionary basis in investment vehicles sponsored by the Company, either directly in the vehicle or indirectly through the Company's general partner entities. These investments are not subject to management fees or carried interest, but otherwise bear their proportionate share of other operating expenses of the investment vehicles. Such investments in consolidated investment vehicles and general partner entities totaled $58.0 million at December 31, 2024 and $22.7 million at December 31, 2023, reflected in redeemable noncontrolling interests and noncontrolling interests on the balance sheet. The employees' and former employees' share of net income was $7.6 million, $4.9 million and $2.2 million for the years ended December 31, 2024, 2023 and 2022 respectively. Such amounts are reflected in net income (loss) attributable to noncontrolling interests on the consolidated statement of operations and exclude their share of carried interest allocation, which is reflected in incentive fee and carried interest compensation expense.

Private Aircraft—Pursuant to Mr. Ganzi’s employment agreement, the Company has agreed to reimburse Mr. Ganzi for the variable costs of business travel on a chartered or private jet (including any aircraft that Mr. Ganzi may partially or fully own), provided that the Company will not reimburse the allocable share (based on the total number of passengers) of such variable costs for any passenger who is not traveling on Company business. The Company has also agreed to reimburse Mr. Ganzi for the cost of up to 100 hours of personal travel, which is treated as a compensatory arrangement. Additionally, the Company has agreed to reimburse Mr. Ganzi for a proportional share of the fixed cash costs of any aircraft partially or fully owned by Mr. Ganzi. The fixed cost reimbursements will be made based on an allocable portion of annual fixed cash operating costs of the aircraft, based on the total number of hours the aircraft is used for Company business and personal hours claimed (up to 100 hours annually) divided by the total hours flown. Expenses incurred on behalf of Mr. Ganzi and expenses reimbursed or are reimbursable to Mr. Ganzi associated with the use of private aircraft (including both aircraft owned by Mr. Ganzi and third party chartered flights) totaled $8.0 million, $5.5 million and $3.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Advancement of Expenses—Effective April 1, 2021, Thomas J. Barrack stepped down as Executive Chairman of the Company and in July 2021, resigned as a member of the Company's Board of Directors. In October 2021, the Company entered into an Agreement Regarding Advancement of Certain Expenses ("Advancement Agreement") with Mr. Barrack, which is generally consistent with the Company’s obligations and Mr. Barrack’s rights regarding advancement of expenses under the terms of a January 2017 Indemnification Agreement between the Company and Mr. Barrack, and under the Company’s Bylaws. The Advancement Agreement (a) memorializes the parties’ agreement as to the Company’s obligations and Mr. Barrack’s rights under the earlier Indemnification Agreement and the Company's Bylaws, and (b) obligates Mr. Barrack to reimburse the Company for such advanced expenses under certain circumstances. Pursuant to the Advancement Agreement, the Company expensed $27.6 million in 2022 and an immaterial amount in 2023. The Company has met all of its financial obligations under the Advancement Agreement and no advances were made thereunder in 2024.
17. Segment Reporting
Beginning in 2024, the entirety of the Company's business, inclusive of all income and expense from continuing operations of the Company as a whole, is reported as a single reportable segment. The Company no longer distinguishes income (loss) items and attributes costs between its investment management business and corporate activities. The approach of managing the whole Company as a single business is consistent with the manner in which its Chief Executive Officer, in the role as the Company's chief operating decision maker or CODM, assesses the allocation of resources and performance of the Company.
Prior to December 31, 2023, the Company had conducted its business through two reportable segments, that is, Investment Management and Operating. On December 31, 2023 the Operating segment was discontinued following a deconsolidation of the portfolio companies in the Operating segment, which qualified as discontinued operations (Note 2).
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
In 2024, prior to the fourth quarter, the segment earnings measure was net income (loss) from continuing operations attributable to DigitalBridge Group, Inc., which had remained consistent with prior periods, except that this measure was previously applied to the Investment Management segment, rather than the Company as a whole. Effective the fourth quarter of 2024, the segment earnings measure takes into account the cost of financing through preferred stock to arrive at net income (loss) from continuing operations attributable to common stockholders.
The CODM is provided with significant expense categories that are consistent with those disclosed in the consolidated statements of operations and additionally, budgeted fee revenue, compensation and administrative expenses of the Company. This information, along with the segment earnings measure, is used by the CODM to monitor financial performance from core operations of the business against budget and in making strategic decisions regarding key areas of growth for the business and consequently, investment or divestment of resources. The CODM does not review disaggregated assets by segment.
Segment information for all prior periods presented have been conformed to current period presentation.

Segment Results of Operations
The following table presents net income (loss) from continuing operations attributable to common stockholders. for the Company's single reportable segment and is reconciled to the consolidated statement of operations.

	Year Ended December 31,
	2024	2023	2022
Revenues
Fee revenue	$329,693	$264,117	$172,673
Carried interest allocation	218,250	363,075	378,342
Principal investment income	30,023	145,448	56,731
Other income	29,062	48,743	87,025
Total revenues	607,028	821,383	694,771
Expenses
Compensation expense—cash and equity-based	181,821	206,892	154,752
Compensation expense—incentive fee and carried interest allocation	144,650	186,030	202,286
Administrative and other expenses	114,985	86,937	117,341
Interest expense	16,438	24,540	42,926
Transaction-related costs	5,265	10,823	10,129
Depreciation and amortization	33,706	36,651	44,271
Total expenses	496,865	551,873	571,705
Other income (loss)
Other gain (loss), net	58,652	96,119	(169,747)
Income (loss) from continuing operations before income taxes	168,815	365,629	(46,681)
Income tax benefit (expense)	(2,944)	(6)	(13,132)
Income (loss) from continuing operations	165,871	365,623	(59,813)
Income (loss) from continuing operations attributable to noncontrolling interests:
Redeemable noncontrolling interests	2,458	6,503	(26,778)
Investment entities	72,144	104,364	113,019
Operating Company	2,055	13,477	(16,476)
Income (loss) from continuing operations attributable to DigitalBridge Group, Inc.	$89,214	$241,279	$(129,578)
Preferred stock dividends	58,641	58,656	61,567
Preferred stock repurchases	—	(927)	(1,098)
Income (loss) from continuing operations attributable to common stockholders	$30,573	$183,550	$(190,047)

Reconciliation of segment earnings measure to consolidated statement of operations:
Income (loss) from continuing operations attributable to common stockholders	$30,573	$183,550	$(190,047)
Income (loss) from discontinued operations attributable to common stockholders	(18,692)	(55,999)	(192,219)
Net income (loss) attributable to common stockholders	$11,881	$127,551	$(382,266)

Geography
Geographic information about the Company's total revenues from continuing operations and long-lived assets, excluding assets of discontinued operations, are as follows. Geography is generally presented as the location in which income generating services are substantially performed.

	Year Ended December 31,
(In thousands)	2024	2023	2022
Total revenues by geography:
United States	$537,665	$754,628	$643,073
Europe (1)	57,383	56,280	47,196
Other	94	75	165
Total (2)	$595,142	$810,983	$690,434

(In thousands)	December 31, 2024	December 31, 2023
Long-lived assets by geography:
United States	$17,514	$22,294
Europe	18,547	17,868
Other	2,551	967
Total (3)	$38,612	$41,129
__________
(1)    Revenues generated in Europe are predominantly U.S. dollar denominated in 2024 and 2023.
(2)    Total revenues excludes cost reimbursement income from affiliates (Note 16) that is included within other income, and income from discontinued operations.
(3)    Long-lived assets include lease right-of-use assets and fixed assets. Long-lived assets exclude financial instruments, goodwill, intangible assets and assets of discontinued operations.
18. Commitments and Contingencies
Litigation
The Company may be involved in litigation and other proceedings that arise in the ordinary course of business. As of December 31, 2024, the Company is not involved in any other legal proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.
Leases
As lessee, the Company's leasing arrangements are generally limited to operating leases for its corporate offices.
The weighted average remaining lease term based upon outstanding lease liability balances at December 31, 2024 was 5.7 years for operating leases on corporate offices.
The following table summarizes total lease cost for operating leases on corporate offices, which are included in administrative expense.

	December 31,
(In thousands)	2024	2023	2022
Fixed lease expense	$9,028	$8,678	$7,090
Variable lease expense	2,172	1,713	2,073
Total operating lease cost	$11,200	$10,391	$9,163
In 2022, the Company also had operating leases on tower assets that were temporarily warehoused from June to December 2022, with total lease cost, generally fixed, of $7.6 million.
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

The table below presents the Company's future lease commitments for operating leases on corporate offices at December 31, 2024, determined using a weighted average discount rate of 5.9%.

Year Ending December 31,	(In thousands)
2025	$9,855
2026	10,542
2027	9,793
2028	7,056
2029	3,317
2030 and thereafter	11,700
Total lease payments	52,263
Present value discount	(8,912)
Operating lease liability on corporate offices	$43,351
The Company has sub-leased a portion of certain of its existing office space over the remaining term of the respective leases that expire between 2025 and 2028, with fixed sub-lease payments expected to be received over the remaining life of the sub-lease contracts totaling $3.1 million.
Commitments on Future Leases
At December 31, 2024, the Company has operating lease commitments on two office spaces, one of which commenced in January 2025 and the other is expected to commence in 2026. The fixed lease payments (undiscounted) total $53.3 million over a ten year weighted average lease term. With respect to the new lease commencing in 2026, the Company will be provided with a credit to cover monthly fixed lease payments on an existing lease that expires in September 2026 (included in table above) during the period the two leases overlap, and the Company also expects to sub-lease a portion of this new office space in 2026, which will reduce its future lease obligation.
19. Subsequent Events
No subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the accompanying notes.

Supplementary Financial Information.
Selected Quarterly Financial Information (Unaudited)
Presented herein are quarterly periods in 2023 which reflect a reclassification of the operating results of the two portfolio companies previously consolidated in the former Operating segment to discontinued operations. There were no reclassifications to the quarterly periods presented in 2024.

For the three months ended	2023
(In thousands, except per share data)	Dec-31	Sep-30	Jun-30	Mar-31
Statements of Operations Data:
Total revenues	$350,310	$262,703	$189,874	$18,496
Income (loss) from continuing operations	144,777	359,628	42,954	(181,736)
Income (loss) from discontinued operations	(33,529)	(80,851)	(95,470)	(110,608)
Net income (loss)	111,248	278,777	(52,516)	(292,344)
Net income (loss) attributable to DigitalBridge Group, Inc.	115,267	276,473	(8,663)	(197,797)
Net income (loss) attributable to common stockholders	100,607	261,828	(22,411)	(212,473)
Per Share Data:
Income (loss) from continuing operations per share:
Basic	$0.67	$1.67	$(0.06)	$(1.20)
Diluted	0.63	1.58	(0.06)	(1.20)
Income (loss) from discontinued operations per share:
Basic	(0.06)	(0.07)	(0.08)	(0.15)
Diluted	(0.05)	(0.07)	(0.08)	(0.15)
Net income (loss) attributable to common stockholders per share:
Basic	0.61	1.60	(0.14)	(1.35)
Diluted	0.58	1.51	(0.14)	(1.35)
Dividends per common share	0.01	0.01	0.01	0.01

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
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2024.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
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
Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2024, as stated in their attestation report, which is included herein.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of DigitalBridge Group, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited DigitalBridge Group, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, DigitalBridge Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of DigitalBridge Group, Inc. as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes, and our report dated February 21, 2025 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Los Angeles, California
February 21, 2025

Item 9B. Other Information.
On February 17, 2025, the compensation committee of the board of directors of the Company approved the grant of a one-time, non-recurring $400,000 retention cash award (“Award”) to each of Geoffrey Goldschein and Liam Stewart (each, an “Executive”), to be paid on March 4, 2025. The Award must be repaid to the Company by the Executive only if the Executive resigns without Good Reason (as defined in such Executive’s employment agreement) prior to the one-year anniversary of the grant date.
Rule 10b5-1 Trading Plans
During the quarter ended December 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by Item 10 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2024.
Item 11. Executive Compensation.
The information required by Item 11 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by Item 12 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2024.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by Item 13 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2024.
Item 14. Principal Accountant Fees and Services.
The information required by Item 14 is hereby incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2024.

PART IV
Item 15. Exhibits and Financial Statements.
(a)(1) and (2). Financial Statements and Schedules of DigitalBridge Group, Inc.
See Item 8 above. All other schedules are omitted because they are not applicable, or the required information is included in the consolidated financial statements or notes thereto.
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
3.3
Articles Supplementary designating 7.15% Series I Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-A filed on June 5, 2017)

3.4
Articles Supplementary designating 7.125% Series J Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form 8-A filed on September 22, 2017)

4.1
Form of stock certificate evidencing the 7.15% Series I Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed on June 5, 2017)

4.2
Form of stock certificate evidencing the 7.125% Series J Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed on September 22, 2017)

4.3
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K filed on February 23, 2024)

4.4	Form of Class A Common Stock Purchase Warrant of DigitalBridge Group, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 24, 2022)
4.5
Registration Rights Agreement, dated as of July 21, 2020, by and among DigitalBridge Operating Company, LLC (f/k/a Colony Capital Operating Company, LLC), DigitalBridge Group, Inc. (f/k/a Colony Capital, Inc.) and the initial purchasers party thereto (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on July 23, 2020)

4.6
Base Indenture, dated as of July 9, 2021, by and among DigitalBridge Issuer, LLC, DigitalBridge Co-Issuer, LLC, together as Co-Issuers, certain indirect and direct subsidiaries of the Co-Issuers and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 15, 2021)

4.7
First Amendment to Base Indenture, dated as of April 1, 2022, by and among DigitalBridge Issuer, LLC, DigitalBridge Co-Issuer, LLC, together as Co-Issuers, certain indirect and direct subsidiaries of the Co-Issuers and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 5, 2022)

4.8
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

4.9
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

10.7
Form of Indemnification Agreement, by and between DigitalBridge Group, Inc. (f/k/a Colony NorthStar, Inc.) and the Officers and Directors of DigitalBridge Group, Inc. (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K12B filed on January 10, 2017)

10.8†
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

10.31†	Form of Restricted Stock Agreement under 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 21, 2024)
10.32†	Form of Performance Restricted Stock Unit Agreement under 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 21, 2024)
10.33†	DigitalBridge Group, Inc. 2024 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed by the Company on April 29, 2024)
10.34†	Form of Restricted Stock Agreement under 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2024)

Exhibit Number	Description

10.35†	Form of Performance Restricted Stock Unit Agreement under 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2024)
10.36†
Consulting Agreement between Jacky Wu and the Company (pursuant to the terms of Mr. Wu’s employment agreement), dated as of June 30, 2024 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2024)

19*	Insider Trading Policy, adopted August 1, 2023.
21.1*	List of Subsidiaries of DigitalBridge Group, Inc.
23.1*	Consent of Ernst & Young LLP
31.1*	Certification of Marc C. Ganzi, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Thomas Mayrhofer, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Marc C. Ganzi, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Thomas Mayrhofer, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Executive Compensation Clawback Policy, adopted October 27, 2023 (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K filed on February 23, 2024)
101.INS**	XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104**	Cover Page Interactive Data File
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
Dated: February 21, 2025

DigitalBridge Group, Inc.

By:	/s/ Marc C. Ganzi
Marc C. Ganzi
Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas Mayrhofer and Geoffrey Goldschein and each of them severally, her or his true and lawful attorney-in-fact with power of substitution and re-substitution to sign in her or his name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as she or he might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and her or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Marc C. Ganzi	Chief Executive Officer (Principal Executive Officer)	February 21, 2025
Marc C. Ganzi
/s/ Thomas Mayrhofer	Chief Financial Officer (Principal Financial Officer)	February 21, 2025
Thomas Mayrhofer
/s/ Tracey Teh	Chief Accounting Officer (Principal Accounting Officer)	February 21, 2025
Tracey Teh
/s/ James Keith Brown	Director	February 21, 2025
James Keith Brown
/s/ Nancy A. Curtin	Director	February 21, 2025
Nancy A. Curtin
/s/ Jeannie H. Diefenderfer	Director	February 21, 2025
Jeannie H. Diefenderfer
/s/ Gregory J. McCray	Director	February 21, 2025
Gregory J. McCray
/s/ Sháka Rasheed	Director	February 21, 2025
Sháka Rasheed
/s/ Dale Anne Reiss	Director	February 21, 2025
Dale Anne Reiss
/s/ Ian Schapiro	Director	February 21, 2025
Ian Schapiro
/s/ David M. Tolley	Director	February 21, 2025
David M. Tolley