Form 10-Q
period 2025-03-31
DigitalBridge Group, Inc.
filed 2025-05-01
CIK 1679688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 25, 2025, 176,116,333 shares of the Registrant's class A common stock and 149,571 shares of class B common stock were outstanding.

DigitalBridge Group, Inc.
Form 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
DigitalBridge Group, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	March 31, 2025 (Unaudited)	December 31, 2024
Assets
Cash and cash equivalents	$349,912	$302,154
Restricted cash	4,194	4,144
Investments ($321,411 and $318,941 at fair value)	2,388,618	2,492,268
Goodwill	465,602	465,602
Intangible assets	66,531	72,460
Other assets	57,385	52,504
Due from affiliates	106,786	124,186
Total assets	$3,439,028	$3,513,318
Liabilities
Debt	$296,886	$296,362
Other liabilities ($56,122 and $54,730 at fair value)	677,377	725,766
Total liabilities	974,263	1,022,128
Commitments and contingencies (Note 16)
Redeemable noncontrolling interests	24,100	24,356
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value per share; $821,899 liquidation preference; 250,000 shares authorized; 32,876 shares issued and outstanding	794,670	794,670
Common stock, $0.01 par value per share
Class A, 237,250 shares authorized; 176,094 and 174,202 shares issued and outstanding	1,761	1,742
Class B, 250 shares authorized; 150 shares issued and outstanding	2	2
Additional paid-in capital	8,001,880	7,999,165
Accumulated deficit	(6,840,143)	(6,837,502)
Accumulated other comprehensive income (loss)	2,597	505
Total stockholders’ equity	1,960,767	1,958,582
Noncontrolling interests in investment entities	402,780	430,528
Noncontrolling interests in Operating Company	77,118	77,724
Total equity	2,440,665	2,466,834
Total liabilities, redeemable noncontrolling interests and equity	$3,439,028	$3,513,318

The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Operations
(In thousands, except per share data
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues
Fee revenue ($87,164 and $69,811 from affiliates)	$90,139	$72,955
Carried interest allocation	(55,464)	(8,478)
Principal investment income	5,307	2,845
Other income ($2,358 and $2,486 from affiliates)	5,465	7,071
Total revenues	45,447	74,393
Expenses
Compensation expense—cash and equity-based	46,110	51,184
Compensation expense—incentive fee and carried interest allocation	(22,304)	(6,714)
Administrative and other expenses	15,946	24,310
Interest expense	3,898	5,192
Transaction-related costs	4,421	760
Depreciation and amortization	7,226	9,167
Total expenses	55,297	83,899
Other income (loss)
Other gain (loss), net	(519)	(5,894)
Income (loss) from continuing operations before income taxes	(10,369)	(15,400)
Income tax benefit (expense)	(301)	(1,246)
Income (loss) from continuing operations	(10,670)	(16,646)
Income (loss) from discontinued operations	(4,185)	(14,120)
Net income (loss)	(14,855)	(30,766)
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	(748)	733
Investment entities	(27,882)	1,467
Operating Company	(7)	(3,338)
Net income (loss) attributable to DigitalBridge Group, Inc.	13,782	(29,628)
Preferred stock dividends	14,660	14,660
Net income (loss) attributable to common stockholders	$(878)	$(44,288)
Income (loss) per share—basic
Income (loss) from continuing operations per common share—basic	$0.01	$(0.20)
Net income (loss) attributable to common stockholders per common share—basic	$(0.01)	$(0.28)
Income (loss) per share—diluted
Income (Loss) from continuing operations per common share—diluted	$0.01	$(0.20)
Net income (loss) attributable to common stockholders per common share—diluted	$(0.01)	$(0.28)
Weighted average number of shares
Basic	171,680	161,043
Diluted	171,930	161,043
Dividends declared per common share	$0.01	$0.01

The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$(14,855)	$(30,766)
Changes in accumulated other comprehensive income (loss) related to foreign currency translation	2,229	(754)
Comprehensive income (loss)	(12,626)	(31,520)
Comprehensive income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	(748)	733
Investment entities	(27,882)	1,467
Operating Company	135	(3,392)
Comprehensive income (loss) attributable to stockholders	$15,869	$(30,328)

The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Equity
(In thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2023	$794,670	$1,634	$7,855,842	$(6,842,502)	$1,411	$1,811,055	$605,311	$74,935	$2,491,301
Net income (loss)	—	—	—	(29,628)	—	(29,628)	1,467	(3,338)	(31,499)
Other comprehensive income (loss)	—	—	—	—	(700)	(700)	—	(54)	(754)
Settlement of Wafra contingent consideration	—	10	17,490	—	—	17,500	—	—	17,500
Reclassification of warrants (Note 9)	—	—	33,000	—	—	33,000	—	—	33,000
Exchange of notes for common stock (Note 6)	—	7	5,934	—	—	5,941	—	—	5,941
Redemption of OP Units for class A common stock	—	1	514	—	—	515	—	(515)	—
Equity-based compensation	—	14	8,127	—	—	8,141	—	39	8,180
Shares canceled for tax withholdings on vested equity awards	—	(4)	(8,299)	—	—	(8,303)	—	—	(8,303)
Contributions from noncontrolling interests	—	—	—	—	—	—	8,609	—	8,609
Distributions to noncontrolling interests	—	—	—	—	—	—	(4,695)	(123)	(4,818)
Preferred stock dividends	—	—	—	(14,660)	—	(14,660)	—	—	(14,660)
Common stock dividends declared ($0.01 per share)	—	—	—	(1,662)	—	(1,662)	—	—	(1,662)
Reallocation of equity (Notes 2 and 8)	—	—	(2,743)	—	1	(2,742)	—	2,742	—
Balance at March 31, 2024	$794,670	$1,662	$7,909,865	$(6,888,452)	$712	$1,818,457	$610,692	$73,686	$2,502,835

The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Equity (Continued)
(In thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2024	$794,670	$1,744	$7,999,165	$(6,837,502)	$505	$1,958,582	$430,528	$77,724	$2,466,834
Net income (loss)	—	—	—	13,782	—	13,782	(27,882)	(7)	(14,107)
Other comprehensive income (loss)	—	—	—	—	2,087	2,087	—	142	2,229
Redemption of OP Units for class A common stock	—	—	84	—	—	84	—	(84)	—
Equity-based compensation	—	24	7,091	—	—	7,115	—	40	7,155
Shares canceled for tax withholdings on vested equity awards	—	(5)	(5,032)	—	—	(5,037)	—	—	(5,037)
Contributions from noncontrolling interests	—	—	—	—	—	—	2,897	—	2,897
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,763)	(120)	(2,883)
Preferred stock dividends	—	—	—	(14,660)	—	(14,660)	—	—	(14,660)
Common stock dividends declared ($0.01 per share)	—	—	—	(1,763)	—	(1,763)	—	—	(1,763)
Reallocation of equity (Notes 2 and 8)	—	—	572	—	5	577	—	(577)	—
Balance at March 31, 2025	$794,670	$1,763	$8,001,880	$(6,840,143)	$2,597	$1,960,767	$402,780	$77,118	$2,440,665

The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities
Net income (loss)	$(14,855)	$(30,766)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized carried interest allocation, net	34,026	1,044
Unrealized principal investment income (loss)	29,731	(468)
Equity-based compensation	7,155	8,680
Amortization of deferred financing costs and debt discount and premium, net	524	664
Depreciation and amortization	7,226	9,167
Deferred income tax (benefit) expense	(295)	(734)
Other (gain) loss, net	623	19,267
Other adjustments, net	(287)	32
(Increase) decrease in other assets and due from affiliates	11,997	1,940
Increase (decrease) in other liabilities and due to affiliates	(25,547)	(35,835)
Net cash generated by (used in) operating activities	50,298	(27,009)
Cash Flows from Investing Activities
Contributions to and acquisition of equity investments	(26,529)	(59,129)
Return of capital from equity and debt investments	29,658	15,979
Proceeds from sale of equity investments	14,651	23,471
Purchase of fixed assets	(306)	(3,055)
Investment deposits	—	766
Net cash generated by (used in) investing activities	17,474	(21,968)
Cash Flows from Financing Activities
Dividends paid to preferred stockholders	(14,660)	(14,660)
Dividends paid to common stockholders	(1,744)	(1,634)
Shares canceled for tax withholdings on vested equity awards	(5,037)	(8,303)
Contributions from noncontrolling interests	4,197	9,609
Distributions to and redemption of noncontrolling interests	(4,631)	(15,983)
Payment of contingent consideration to Wafra	—	(17,500)
Net cash generated by (used in) financing activities	(21,875)	(48,471)
Effect of foreign exchange on cash, cash equivalents and restricted cash	1,911	(661)
Net increase (decrease) in cash, cash equivalents and restricted cash	47,808	(98,109)
Cash, cash equivalents and restricted cash—beginning of period	306,298	350,250
Cash, cash equivalents and restricted cash—end of period	$354,106	$252,141

DigitalBridge Group, Inc.
Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets

	Three Months Ended March 31,
	2025	2024
Beginning of period
Cash and cash equivalents	$302,154	$345,335
Restricted cash	4,144	4,915
Total cash, cash equivalents and restricted cash—beginning of period	$306,298	$350,250

End of period
Cash and cash equivalents	$349,912	$247,354
Restricted cash	4,194	4,787
Total cash, cash equivalents and restricted cash—end of period	$354,106	$252,141
Supplemental Disclosure of Cash Flow Information

	Three Months Ended March 31,
(In thousands)	2025	2024
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$3,439	$5,691
Cash received (paid) for income taxes	(314)	836
Operating lease payments for corporate offices	2,211	2,352
Supplemental Disclosure of Cash Flows from Discontinued Operations
Net cash generated by (used in) operating activities of discontinued operations	$(270)	$431
Net cash generated by (used in) investing activities of discontinued operations	—	27
Supplemental Disclosure of Noncash Investing and Financing Activities
Dividends and distributions payable	$16,542	$16,563
Redemption of OP Units for common stock	84	515
Exchange of notes into shares of class A common stock	—	5,941
Settlement of Wafra contingent consideration through issuance of class A common stock	—	17,500
Operating lease ROU assets and lease liabilities established for corporate offices	928	—

The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2025
(Unaudited)
1. Business and Organization
DigitalBridge Group, Inc. ("DBRG," and together with its consolidated subsidiaries, the "Company") is a leading global investment manager in digital infrastructure. The Company deploys and manages capital on behalf of its investors and shareholders across the digital infrastructure ecosystem, including but not limited to, data centers, cell towers, fiber networks, small cells, and edge infrastructure. The Company's investment management platform is anchored by its flagship value-add digital infrastructure equity offerings, as well as offerings in core equity, credit, liquid securities, and its InfraBridge mid-market infrastructure equity.
Organization
The Company operates as a taxable C Corporation and conducts all of its activities and holds substantially all of its assets and liabilities through its operating subsidiary, DigitalBridge Operating Company, LLC (the "Operating Company" or the "OP"). At March 31, 2025, the Company owned 94% of the OP, as its sole managing member. The remaining 6% is owned by certain current and former employees of the Company as noncontrolling interests.
2. Summary of Significant Accounting Policies
The significant accounting policies of the Company are described below.
Basis of Presentation
The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. However, the results of operations for the interim period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or any other future period. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in, or presented as exhibits to, the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
The accompanying consolidated financial statements include the accounts of the Company and its controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated. The portions of equity, net income or loss and other comprehensive income or loss of consolidated subsidiaries that are not attributable to the parent are presented separately as amounts attributable to noncontrolling interests in the consolidated financial statements. Noncontrolling interests represent predominantly: carried interest allocation and equity interests held by current and former employees in general partner entities of the Company's sponsored funds; participation rights held by a third party investor to a share of carried interest and economics in a sponsored fund; limited partners of consolidated funds; and membership interests in OP primarily held by certain current and former employees of the Company.
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
Variable Interest Entities—A VIE is an entity that (i) lacks sufficient equity to finance its activities without additional subordinated financial support from other parties; (ii) has equity holders who lack the characteristics of a controlling financial interest; and/or (iii) is established with non-substantive voting rights. A VIE is consolidated by its primary beneficiary, which is defined as the party who has a controlling financial interest in the VIE through (a) power to direct the activities of the VIE that most significantly affect the VIE’s economic performance, and (b) obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. This assessment may involve subjectivity in the determination of which activities most significantly affect the VIE’s performance, and estimates about current and future fair value of the assets held by the VIE and financial performance of the VIE. In assessing its interests in the VIE, the Company also considers interests held by its related parties, including de facto agents. Additionally, the Company assesses whether it is a member of a related party group that collectively meets the power and benefits criteria and, if so, whether the Company is most closely associated with the VIE. In performing the related party analysis, the Company considers both qualitative and quantitative factors, including, but not limited to: the characteristics and size of its investment relative to the related party; the Company’s and the related party's ability to control or significantly influence key decisions of the VIE including consideration of involvement by de facto agents; the obligation or likelihood for the Company or the related party to fund operating losses of the VIE; and the similarity and significance of the VIE’s business activities to those of the Company and the related party. The determination of whether an entity is a VIE, and whether the Company is the primary beneficiary, may involve significant judgment, and depends upon facts and circumstances specific to an entity at the time of the assessment.
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
Noncontrolling Interests in Investment Entities—This represents (i) carried interest allocation and equity interests held by current and former employees in general partner entities of the Company's sponsored funds (Note 14); (ii) participation rights held by a third party investor to a share of carried interest and economics in a sponsored fund; and (iii) limited partners of consolidated closed-end funds. Excluding carried interests, allocation of net income or loss is generally based upon relative ownership interests.
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
The Company's discontinued operations in the periods presented herein represent residual activities from the Company's former real estate investments along with an adjacent investment management business, which have predominantly been disposed as part of the Company's transformation into an investment manager with a digital infrastructure focus.
Recently Adopted Accounting Pronouncements
Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which enhances existing annual income tax disclosures, primarily requiring disaggregation of: (i) effective tax rate reconciliation using both percentages and amounts into specific categories, with further disaggregation by nature and/or jurisdiction of certain categories that meet the threshold of 5% of expected tax; and (ii) income taxes paid (net of refunds received) between federal, state/local and foreign, with further disaggregation by jurisdiction if any amount represents 5% or more of total income taxes paid (net of refunds received). The ASU also eliminates existing disclosures related to: (a) reasonably possible significant changes in the total amount of unrecognized tax benefits within 12 months of the reporting date; and (b) the cumulative amount of each type of temporary difference for which deferred tax liability has not been recognized (due to the exception to recognizing deferred taxes related to subsidiaries and corporate joint ventures).
The Company adopted this ASU on a prospective basis on its effective date of January 1, 2025. The new guidance is not expected to have a material impact on the Company's annual income tax disclosures beginning the year ending December 31, 2025.
Future Accounting Standards
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

3. Investments
The Company's equity and debt investments are represented by the following:

(In thousands)	March 31, 2025	December 31, 2024
Equity method investments
Principal investments	$1,343,859	$1,391,316
Carried interest allocation	836,619	894,553
Marketable equity securities	258	242
Other equity investments	23,983	24,612
CLO subordinated notes	34,395	35,122
	2,239,114	2,345,845
Equity investments of consolidated funds
Marketable equity securities	86,350	83,269
Other investments	63,154	63,154
	$2,388,618	$2,492,268
Equity Method Investments
Principal Investments
Principal investments represent investments in the Company's sponsored investment vehicles, accounted for as equity method investments as the Company exerts significant influence in its role as general partner. The Company typically has a small percentage interest in its sponsored funds as general partner or special limited partner. The Company also has additional investments as general partner affiliate alongside the funds' limited partners, primarily with respect to the Company's flagship value-add funds, InfraBridge funds and single asset funds invested in data center portfolio companies, DataBank and Vantage SDC, respectively.
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
Generally, carried interest allocation is distributed upon profitable disposition of an investment if at the time of distribution, cumulative returns of the fund exceed minimum return hurdles. Depending on the final realized value of all investments at the end of the life of a fund (and, with respect to certain funds, periodically during the life of the fund), if it is determined that cumulative carried interest allocation distributed has exceeded the final carried interest allocation amount earned (or amount earned as of the calculation date), the Company is obligated to return the excess carried interest allocation received. Therefore, carried interest allocation distributed may be subject to clawback if a decline in investment values results in cumulative performance of the fund falling below minimum return hurdles in the interim period. If it is determined that the Company has a clawback obligation, a liability would be established based upon a hypothetical liquidation of the net assets of the fund at the reporting date. The actual determination and required payment of any clawback obligation would generally occur after final disposition of the investments of the fund or otherwise as set forth in the governing documents of the fund.

Carried interest allocation on the balance sheet date represents unrealized carried interest allocation in connection with sponsored funds that are currently in the early stage of their lifecycle. Carried interest allocation is presented gross of management allocation.
Carried Interest Distributed
Carried interest of $2.5 million was distributed during the first quarter of 2025 and recognized in carried interest allocations, of which $1.6 million of the distributed carried interest was allocated to current and former employees, recorded as either carried interest compensation or amounts attributable to noncontrolling interests (Note 14). There was no distribution of carried interest during the first quarter of 2024.
Clawback Obligation
The Company did not have a liability for clawback obligations on carried interest distributed as of March 31, 2025 and December 31, 2024.
With respect to funds that have distributed carried interest, if in the event all of their investments are deemed to have no value, all of the carried interest distributed to date of $183.4 million would be subject to clawback as of March 31, 2025, of which $122.3 million would be the responsibility of the recipients, being employees/former employees and a third party participation interest. For this purpose, a portion of carried interest distributed is generally held back from employees and former employees at the time of distribution. The amount withheld resides in entities outside of the Company. Generally, the Company, through the OP, has guaranteed the clawback obligation of its subsidiaries that act as general partner or special limited partner of its respective sponsored funds, for the benefit of these funds and their limited partners.
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
CLO Subordinated Notes
The Company holds all of the subordinated notes of a collateralized loan obligation ("CLO"), sponsored and managed by a third party. The CLO subordinated notes are classified as available-for-sale ("AFS") debt securities.
In October 2024, the secured notes of the CLO were refinanced, with no change in the underlying collateral asset pool. The legal final maturity date, and reinvestment and non-call periods of the CLO were extended by two years. All of the Company’s subordinated notes remain outstanding. The Company received $10.4 million of excess net proceeds from the refinance as the subordinated note holder, which was applied as a return of capital.
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
The balance of the CLO subordinated notes is summarized as follows:

	Amortized Cost without Allowance for Credit Loss	Allowance for Credit Loss	Gross Cumulative Unrealized
(in thousands)			Gains	Losses	Fair Value
March 31, 2025	$34,395	$—	$—	$—	$34,395
December 31, 2024	35,122	—	—	—	35,122
In estimating fair value of the CLO subordinated notes, classified as Level 3 of the fair value hierarchy, the Company used a benchmarking approach by looking to the implied credit spreads derived from observed prices on recent comparable CLO issuances, and also considering the current size and diversification of the CLO collateral pool, and projected return on the subordinated notes. Based upon these data points, at March 31, 2025 and December 31, 2024, the Company determined that the issued price of the subordinated notes, net of capital distributions, approximates a reasonable representation of fair value and that the CLO subordinated notes are not impaired.

Equity Investments of Consolidated Funds
The Company consolidates sponsored funds in which it has more than an insignificant equity interest in the fund as general partner (Note 13). Equity investments of consolidated funds are composed primarily of marketable equity securities held by funds in the liquid securities strategy and equity investments in digital infrastructure portfolio companies held by single asset funds. Equity investments of consolidated funds are carried at fair value with changes in fair value recorded in other gain (loss) on the consolidated statements of operations.
4. Intangible Assets
Intangible assets are composed of the following:

	March 31, 2025			December 31, 2024
(In thousands)	Carrying Amount (1)(2)	Accumulated Amortization(1)(2)	Net Carrying Amount(1)	Carrying Amount (1)(2)	Accumulated Amortization(1)(2)	Net Carrying Amount(1)
Investment management contracts	$138,256	$(101,939)	$36,317	$138,494	$(97,371)	$41,123
Investor relationships	53,832	(26,248)	27,584	53,322	(24,761)	28,561
Trade name	4,300	(2,446)	1,854	4,300	(2,337)	1,963
Other (3)	1,518	(742)	776	1,518	(705)	813
	$197,906	$(131,375)	$66,531	$197,634	$(125,174)	$72,460
__________
(1)    Presented net of impairments and write-offs, if any.
(2)    Exclude intangible assets that were fully amortized in prior years.
(3)    Represents primarily the value of an acquired domain name.
Amortization expense for finite-lived intangible assets totaled $6.6 million and $8.3 million for the three months ended March 31, 2025 and 2024, respectively. There was no impairment of identifiable intangible assets in the periods presented.
Future Amortization of Intangible Assets
The following table presents the expected future amortization of finite-lived intangible assets:

	Year Ending December 31,
(In thousands)	Remaining 2025	2026	2027	2028	2029	2030 and thereafter	Total
Amortization expense	$18,723	$17,696	$12,008	$7,914	$3,101	$7,089	$66,531
5. Restricted Cash, Other Assets and Other Liabilities
Restricted Cash
Restricted cash principally represents cash reserves that are maintained pursuant to the governing agreements of the securitized debt of the Company.
Other Assets
The following table summarizes the Company's other assets.

(In thousands)	March 31, 2025	December 31, 2024
Prepaid taxes and deferred tax assets, net	$3,219	$3,447
Operating lease right-of-use asset for corporate offices	28,830	28,901
Accounts receivable, net	7,342	3,056
Prepaid expenses	6,186	4,531
Other assets	2,059	2,412
Fixed assets, net (1)	9,330	9,712
Assets of discontinued operations (2)	419	445
Total other assets	$57,385	$52,504
__________
(1)    Net of accumulated depreciation of $10.7 million at March 31, 2025 and $10.0 million at December 31, 2024.
(2)    Assets of discontinued operations consists of remaining equity investments excluded from the Company's previous bulk sale of its real estate related investments.

Other Liabilities
The following table summarizes the Company's other liabilities:

(In thousands)	March 31, 2025	December 31, 2024
Deferred investment management fees (1)	$8,807	$9,306
Interest payable on corporate debt	98	164
Common and preferred stock dividends payable	16,542	16,524
Current and deferred income tax liability	5,905	5,798
Accrued compensation	26,675	54,644
Accrued incentive fee and carried interest compensation	462,743	497,288
Operating lease liability for corporate offices	43,275	43,351
Contingent consideration payable—InfraBridge (Note 9)	2,200	6,100
DBRG stock warrants (Note 9)	100	700
Accounts payable and accrued expenses	38,671	26,327
Due to affiliates (Note 14)	1,595	1,675
Other liabilities	5,750	6,579
Liabilities of discontinued operations	303	259
Securities sold short—consolidated funds	53,822	47,930
Due to custodians—consolidated funds	10,891	9,121
Other liabilities	$677,377	$725,766
__________
(1)    Deferred investment management fees are expected to be recognized as fee revenue over a weighted average period of 3.3 years and 3.2 years as of March 31, 2025 and December 31, 2024. Deferred investment management fees recognized as income of $1.5 million and $1.2 million in the three months ended March 31, 2025 and 2024, respectively, pertain to the deferred management fee balance at the beginning of each respective period.
Deferred Income Taxes
The Company has significant deferred tax assets, related principally to capital loss carryforwards, outside basis difference in DBRG's interest in the OP, outside basis difference in investment in partnerships and net operating losses generated by a taxable U.S. subsidiary. As of March 31, 2025 and December 31, 2024, a full valuation allowance has been established as the realizability of these deferred tax assets did not meet the more-likely-than-not threshold.
6. Debt
The Company's corporate debt is composed of a securitized financing facility and, prior to their full exchange or redemption in 2024, senior notes issued by the OP that are recourse to the Company, as discussed further below.

	March 31, 2025			December 31, 2024
(In thousands)	Principal	Deferred Financing Cost	Amortized Cost	Principal	Deferred Financing Cost	Amortized Cost
Securitized financing facility	$300,000	$(3,114)	$296,886	$300,000	$(3,638)	$296,362
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
The Series 2021-1 Notes represent obligations of the Co-Issuers and certain other special-purpose subsidiaries of DBRG, and neither DBRG, the OP nor any of DBRG's other subsidiaries are liable for the obligations of the Co-Issuers. The Series 2021-1 Notes are secured by net investment management fees earned by subsidiaries of DBRG, and equity interests in certain sponsored funds and co-investments held by subsidiaries of DBRG, as collateral.

The following table summarizes certain key terms of the securitized financing facility:

($ in thousands)	Outstanding Principal	Interest Rate (Per Annum)(1)	Anticipated Repayment Date(2)	Years Remaining to Maturity(2)
Class A-2 Notes	$300,000	3.93%	September 2026	1.5
Variable Funding Notes	—	Adjusted 1-month Term SOFR + 3%	September 2025	NA
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
Exchangeable Senior Notes
In the first half of 2024, the remaining 5.75% exchangeable senior notes issued by the OP with an outstanding principal of $78.4 million were extinguished, of which $73.4 million was exchanged for 8.2 million shares of the Company's class A common stock, and $5.0 million was redeemed for cash. In connection with the exchange, shares of class A common stock were issued in reliance on Section 4(a)(2) of the Securities Exchange Act of 1933, as amended.
7. Stockholders' Equity
The table below summarizes the share activities of the Company's preferred stock and common stock.

	Number of Shares
(In thousands)	Preferred Stock	Class A Common Stock	Class B Common Stock
Shares outstanding at December 31, 2023	32,876	163,209	166
Exchange of notes for class A common stock	—	673	—
Shares issued upon redemption of OP Units	—	85	—
Settlement of Wafra contingent consideration (1)	—	1,020	—
Equity awards issued, net of forfeitures	—	1,465	—
Shares canceled for tax withholding on vested equity awards	—	(400)	—
Shares outstanding at March 31, 2024	32,876	166,052	166

Shares outstanding at December 31, 2024	32,876	174,202	150
Shares issued upon redemption of OP Units	—	13	—
Equity awards issued, net of forfeitures	—	2,391	—
Shares canceled for tax withholding on vested equity awards	—	(512)	—
Shares outstanding at March 31, 2025	32,876	176,094	150
__________
(1)    In connection with the 2022 redemption of Wafra's investment in the Company's investment management business, contingent consideration was payable to Wafra based upon the Company achieving certain fundraising targets through December 31, 2023. The contingent amount was fully paid out, with $90 million paid in cash in March 2023, and the remaining $35 million in March 2024, settled 50% each in shares of the Company's Class A common stock and in cash.

Preferred Stock
In the event of a liquidation or dissolution of the Company, preferred stockholders have priority over common stockholders for payment of dividends and distribution of net assets.
The table below summarizes the preferred stock issued and outstanding at March 31, 2025:

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

Accumulated Other Comprehensive Income (Loss)
The following tables present the changes in each component of AOCI attributable to stockholders, net of immaterial tax effect. AOCI attributable to noncontrolling interests in investment entities and Operating Company is immaterial.
Changes in Components of AOCI—Stockholders

(In thousands)	Foreign Currency Translation Gain (Loss)
AOCI at December 31, 2023	$1,411
Other comprehensive income (loss) before reclassifications	(1,018)
Amounts reclassified from AOCI (1)	319
AOCI at March 31, 2024	$712

AOCI at December 31, 2024	$505
Other comprehensive income (loss) before reclassifications	2,092
AOCI at March 31, 2025	$2,597
__________
(1)    Amounts reclassified out of AOCI attributable to stockholders reflect the release of foreign currency cumulative translation adjustments and were immaterial in the first quarter of 2024.
8. Noncontrolling Interests
Redeemable Noncontrolling Interests
The following table presents the activities in redeemable noncontrolling interests in open-end funds in the liquid securities strategy consolidated by the Company.

	Three Months Ended March 31,
(In thousands)	2025	2024
Redeemable noncontrolling interests
Beginning balance	$24,356	$17,862
Contributions	1,300	1,001
Distributions paid and payable, including redemptions	(808)	—
Net income (loss)	(748)	733
Ending balance	$24,100	$19,596
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
Redemption of OP Units—The Company redeemed OP Units totaling 13,000 in 2025 and 452,418 in 2024 through issuance of an equal number of shares of class A common stock on a one-for-one basis.
9. Fair Value
Recurring Fair Values
Financial assets and financial liabilities carried at fair value on a recurring basis include financial instruments for which the fair value option was elected. Fair value is categorized into a three tier hierarchy that is prioritized based upon the level of transparency in inputs used in the valuation techniques, as follows.
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
Due to the inherently judgmental nature of Level 3 fair value, changes in assumptions or inputs applied as of the reporting date could result in a higher or lower fair value, and realized value may differ from the estimated unrealized fair value.

	Fair Value Measurement Hierarchy
(In thousands)	Level 1	Level 2	Level 3	Total
March 31, 2025
Assets
Investments (Note 3)
Marketable equity securities	$258	$—	$—	$258
CLO subordinated notes	—	—	34,395	34,395
Equity investments of consolidated funds	86,350	—	63,154	149,504
Fair Value Option:
Equity method investment	—	—	137,254	137,254
Liabilities
Other liabilities
InfraBridge contingent consideration	—	—	2,200	2,200
DBRG stock warrants	—	—	100	100
Securities of consolidated funds sold short	53,822	—	—	53,822
December 31, 2024
Assets
Investments (Note 3)
Marketable equity securities	$242	$—	$—	$242
CLO subordinated notes	—	—	35,122	35,122
Equity investments of consolidated funds	83,269	—	63,154	146,423
Fair Value Option:
Equity method investment	—	—	137,154	137,154
Liabilities
Other liabilities
InfraBridge contingent consideration	—	—	6,100	6,100
DBRG stock warrants	—	—	700	700
Securities of consolidated funds sold short	47,930	—	—	47,930
Equity Investments of Consolidated Funds
Equity investments of consolidated funds include marketable equity securities held by our liquid strategy funds, valued based upon listed prices in active markets, classified as Level 1; and equity investment in a digital infrastructure portfolio company held by a single asset fund. The marketable equity securities comprise publicly listed stocks in the U.S. and Europe, and primarily in the digital infrastructure, real estate, technology, media and telecommunications sectors. The other equity investment, classified as level 3, was valued at March 31, 2025 using a market approach that considers revenue multiples of other comparable companies.
Fair Value Option
Equity Method Investments
The Company has elected to account for a co-investment in a portfolio company as an equity method investment under the fair value option. Fair value was determined using a discounted cash flow model based upon projected earnings using a discount rate of 11.0% at both March 31, 2025 and December 31, 2024. The fair value is classified as Level 3 of the fair value hierarchy and changes in fair value are recorded in principal investment income.
DBRG Stock Warrants
The Company previously issued five warrants to affiliates of Wafra, Inc. (collectively "Wafra"), a private investment firm in connection with Wafra's investment in the Company's investment management business in 2020. Wafra's investment was subsequently redeemed in 2022, with the warrants remaining outstanding. Each warrant entitled Wafra to purchase up to 1,338,000 shares of the Company's class A common stock at staggered strike prices between $9.72 and $24.00 each, exercisable through July 17, 2026.
The terms of the warrant purchase agreement provided for net cash settlement upon exercise of the warrants, at election of either the Company or Wafra, if such exercise would result in Wafra beneficially owning in excess of 9.8% of the issued and outstanding shares of the Company's class A common stock. Inclusion of the cash settlement feature resulted in the warrants being classified as a liability. Accordingly, the warrants were carried at fair value with changes in fair value recorded in other gain (loss) on the consolidated statements of operations.
In March 2024, three of the five warrants were reclassified to equity at their prevailing fair value following an amendment to the terms of the warrants in connection with a sale of the three warrants by Wafra to a third party. The three equity-classified warrants are no longer subject to fair value remeasurement.
No warrants have been exercised to-date.
At March 31, 2025, the two liability-classified warrants were carried at fair value, measured using a Black-Scholes option pricing model, applying the following inputs: (a) estimated volatility for DBRG's class A common stock of 35.2% (34.7% at December 31, 2024); (b) closing stock price of DBRG's class A common stock on the last trading day of the quarter; (c) the strike price for each warrant; (d) remaining term to expiration of the warrants; and (e) risk free rate of 3.99% per annum (4.21% per annum at December 31, 2024), derived from the daily U.S. Treasury yield curve rates to correspond to the remaining term to expiration of the warrants.
Contingent Consideration
In connection with the acquisition of InfraBridge, contingent consideration is payable if prescribed fundraising targets are met. In measuring the contingent consideration at March 31, 2025 and December 31, 2024, the Company applied a probability-weighted approach to the likelihood of meeting various fundraising targets and discounted the estimated future contingent consideration payment at 6.9% and 7.3%, respectively, to derive a present value amount, classified as Level 3 of the fair value hierarchy.
Changes in Level 3 Fair Value
The following table presents changes in recurring Level 3 fair value assets held for investment. Realized and unrealized gains (losses) are included in other gain (loss).

	Level 3 Assets		Level 3 Liabilities
	Fair Value Option - Equity Method Investments	Equity Investment of Consolidated Funds	DBRG Stock Warrants	InfraBridge Contingent Consideration
(In thousands)
Fair value at December 31, 2023	$6,700	$416,614	$(39,200)	$11,338
Unrealized gain (loss) in earnings, net	(3,975)	—	(5,400)	—
Reclassification to equity	—	—	33,000	—
Fair value at March 31, 2024	$2,725	$416,614	$(11,600)	$11,338

Net unrealized gain (loss) in earnings on instruments held at March 31, 2024	$(3,975)	$—	$(2,500)	$—

Fair value at December 31, 2024	$137,154	$63,154	$(700)	$(6,100)
Unrealized gain (loss) in earnings, net	100	—	600	3,900
Fair value at March 31, 2025	$137,254	$63,154	$(100)	$(2,200)

Net unrealized gain (loss) in earnings on instruments held at March 31, 2025	$100	$—	$600	$3,900
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
There were no assets measured at fair value on a nonrecurring basis at March 31, 2025.

During 2024, certain warehoused investments, previously carried at cost under the measurement alternative, were determined to be impaired and written down to fair value, estimated based upon pricing from a recent funding, or applying a probability-weighted approach to different recovery outcomes, classified as level 3 of the fair value hierarchy. These non-recurring fair values aggregated to $15.0 million at December 31, 2024.
Fair Value of Financial Instruments Reported at Cost
Fair value of financial instruments reported at amortized cost are presented below.

	Fair Value Measurements				Carrying Value
(In thousands)	Level 1	Level 2	Level 3	Total
March 31, 2025
Liabilities
Secured fund fee revenue notes	$—	$288,120	$—	$288,120	$296,886
December 31, 2024
Liabilities
Secured fund fee revenue notes	$—	$285,760	$—	$285,760	$296,362
Debt—Secured fund fee revenue notes were valued based on indicative quotes.
Other—The carrying values of cash and cash equivalents, accounts receivable, due from and to affiliates, interest payable and accounts payable generally approximate fair value due to their short term nature, and credit risk, if any, is negligible.
10. Earnings per Share
The following table presents the basic and diluted earnings per common share computations.

	Three Months Ended March 31,
(In thousands, except per share data)	2025	2024
Net income (loss) allocated to common stockholders
Income (Loss) from continuing operations attributable to DigitalBridge Group, Inc.	$17,700	$(16,498)
Preferred dividends	(14,660)	(14,660)
Income (Loss) allocated to participating securities	(41)	(34)
Income (Loss) from continuing operations attributable to common stockholders	2,999	(31,192)
Income (Loss) from discontinued operations attributable to common stockholders	(3,918)	(13,130)
Net income (loss) allocated to common stockholders—basic and diluted (1)	$(919)	$(44,322)
Weighted average common shares outstanding
Weighted average number of common shares outstanding—basic	171,680	161,043
Weighted average effect of dilutive shares (1)(2)(3)	250	—
Weighted average number of common shares outstanding—diluted	171,930	161,043
Income (Loss) per share—basic
Income (Loss) from continuing operations	$0.01	$(0.20)
Income (Loss) from discontinued operations	(0.02)	(0.08)
Net income (loss) attributable to common stockholders per common share—basic	$(0.01)	$(0.28)
Income (Loss) per share—diluted
Income (Loss) from continuing operations	$0.01	$(0.20)
Income (Loss) from discontinued operations	(0.02)	(0.08)
Net income (loss) attributable to common stockholders per common share—diluted	$(0.01)	$(0.28)
__________
(1)    With respect to the assumed conversion or exchange of the Company's senior notes which are no longer outstanding effective April 2024, the following is excluded from the calculation of diluted earnings per share as their inclusion would be antidilutive: for the three months ended March 31, 2024, the effect of adding back $1.3 million of interest expense and 8,495,500 of weighted average dilutive common share equivalents.
(2)    The calculation of diluted earnings per share excludes the effects of the following as their inclusion would be antidilutive: (i) class A common shares that are contingently issuable in relation to performance stock units (Note 12) with weighted average shares of 121,700 for the three months ended March 31, 2024; and (ii) class A common shares that are issuable to net settle the exercise of warrants (Note 9) with weighted average shares of 1,331,200 for the three months ended March 31, 2024.
(3)    OP Units may be redeemed for registered or unregistered class A common stock of the Company on a one-for-one basis and are not dilutive. At March 31, 2025 and 2024, 11,910,400 and 12,290,800 of OP Units, respectively, were not included in the computation of diluted earnings per share in the respective periods presented.

11. Fee Revenue
The following table presents the Company's fee revenue by type.

	Three Months Ended March 31,
(In thousands)	2025	2024
Management fees	$89,860	$71,844
Incentive fees	6	881
Other fees	273	230
Total fee revenue	$90,139	$72,955
Management Fees—Management fees are generally calculated based upon the following per annum contractual rates:
•Commingled equity funds—up to 1.60% of investors' committed capital during the commitment period, and thereafter, invested capital (subject to certain reductions for NAV write-downs);
•Credit and other equity funds—up to 2.00% of contributed or invested capital from inception;
•Co-investment vehicles—up to 1.25% of contributed or invested capital from inception; and
•Liquid strategy funds and InfraBridge co-investment vehicles—up to 1.25% of NAV or gross asset value, respectively.
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
Revenue Concentration
Revenue concentration is defined as a single fund or investment vehicle that generates 10% or more of the Company's total management fees. Three funds met the concentration criteria, aggregating to 66.6% of total management fees for the three months ended March 31, 2025.
12. Equity-Based Compensation
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
Restricted Stock Units—RSUs in the Company's class A common stock are subject to a service condition or a combination of service and performance conditions. RSUs with only a service condition vest over a two-year period. Vesting of performance-based RSUs are dependent on achievement of certain Company-specific metrics over a specified performance measurement period, with annual time-based vesting in equal tranches over a three-year period. Only vested RSUs are entitled to accrued dividends declared and paid on the Company's class A common stock during the time period the RSUs are outstanding. RSUs are initially valued based upon the Company's class A common stock price on grant date and not subsequently remeasured for equity-classified awards, while liability-classified awards are remeasured at fair value at the end of each reporting period until the award is fully vested. Equity-based compensation expense is recognized over the vesting period if and when it is probable that the performance condition will be met, subject to reversal if no longer probable.
Performance Stock Units—PSUs are granted to senior executives, and are subject to a service condition in combination with either a market condition or a performance condition.
Following the end of the measurement period, the recipients of PSUs who remain employed will vest in, and be issued a number of shares of the Company's class A common stock, generally ranging from 0% to 200% of the number of PSUs granted. For market condition awards, this is determined based upon the performance of the Company's class A common stock over a three-year measurement period relative to a specified peer group (such measurement metric the "relative total shareholder return"). With respect to performance condition awards, vesting is determined based upon achievement of prescribed targets for three-year cumulative distributable earnings per share (as defined in the award agreements), and the relative total shareholder return metric is then applied to determine the final number of shares vested.
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

	2024 PSU Grants	2023 PSU Grants
Expected volatility of the Company's class A common stock (1)	44.6%	41.3%
Expected annual dividend yield (2)	0.2%	0.3%
Risk-free rate (per annum) (3)	4.5%	3.8%
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
LTIP Units—LTIP units are units in the Operating Company that are designated as profits interests for federal income tax purposes. Unvested LTIP units that are subject to market conditions do not accrue distributions. Each vested LTIP unit is convertible, at the election of the holder (subject to capital account limitation), into one common OP Unit and upon conversion, subject to the redemption terms of OP Units (Note 7).

LTIP units issued have both a service condition and a market condition based upon the Company's class A common stock achieving a target price over a predetermined measurement period, subject to continuous employment to the time of vesting, and valued using a Monte Carlo simulation. No LTIP awards were issued in the first quarter of 2025 and in fiscal year 2024.
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
Equity-based compensation cost in continuing operations is presented on the consolidated statement of operations, as follows.

	Three Months Ended March 31,
(In thousands)	2025	2024
Compensation expense	$7,620	$9,214
Administrative expense	91	—
	$7,711	$9,214
Changes in unvested equity awards are summarized below.

							Weighted Average Grant Date Fair Value
	Restricted Stock	LTIP Units (1)	DSUs	RSUs (2)	PSUs (3)	Total	PSUs	All Other Awards
Unvested shares and units at December 31, 2024	3,199,827	125,000	30,819	13,305	631,257	4,000,208	$16.29	$15.68
Granted	2,411,185	—	164	449,510	—	2,860,859	—	9.85
Vested	(1,502,054)	—	(134)	(4,435)	—	(1,506,623)	—	15.87
Forfeited	(24,256)	—	—	—	(185,675)	(209,931)	27.36	27.60
Unvested shares and units at March 31, 2025	4,084,702	125,000	30,849	458,380	445,582	5,144,513	11.68	12.01
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
Fair value of equity awards that vested, determined based upon their respective fair values at vesting date, totaled $15.2 million and $18.4 million for the three months ended March 31, 2025 and 2024, respectively.
At March 31, 2025, aggregate unrecognized compensation cost for all unvested equity awards was $46.6 million, which is expected to be recognized over a weighted average period of 1.9 years.
13. Variable Interest Entities
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
Consolidated Company-Sponsored Funds—The Company currently consolidates sponsored funds in which it has more than an insignificant equity interest in the fund as general partner. As a result, the Company is considered to be acting in the capacity of a principal of the sponsored fund and is therefore the primary beneficiary of the fund. The Company’s exposure is limited to its capital account balance in the consolidated funds of $76.8 million at March 31, 2025 and $79.3 million at December 31, 2024. The liabilities of the consolidated funds may only be settled using assets of the consolidated funds, and the Company, as general partner, is not obligated to provide any financial support to the consolidated funds. The Company does not have unfunded commitments to consolidated funds.
The following table presents the assets and liabilities of the consolidated funds:

(In thousands)	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$63,677	$62,630
Investments (Note 3)	149,504	146,423
Other assets	896	724
	$214,077	$209,777
Liabilities
Other liabilities
Securities sold short	$53,822	$47,930
Due to custodian	10,892	9,121
Other	68	697
	$64,782	$57,748
Unconsolidated Company-Sponsored Funds—The Company does not consolidate its sponsored funds where it has insignificant equity interests in these funds as general partner. As such interests absorb insignificant variability from the fund, the Company is considered to be acting in the capacity of an agent of the fund and is therefore not the primary beneficiary of these funds. The Company accounts for its equity interests in unconsolidated funds under the equity method. The Company's maximum exposure to loss is limited to the outstanding balance of its investment in the unconsolidated funds (Note 3) of $2.0 billion at March 31, 2025 and $2.1 billion at December 31, 2024. The Company also has receivables from its unconsolidated funds for fee revenue and reimbursable or recoverable costs, as discussed in Note 14. At March 31, 2025, the Company's unfunded commitments to its unconsolidated funds as general partner and general partner affiliate totaled $230.8 million (including commitments attributed to the ownership by employees and former employees in the general partner entities). Generally, the timing for funding of these commitments is not known and the commitments are callable on demand at any time prior to their respective expirations.
14. Transactions with Affiliates
Affiliates include (i) investment vehicles that the Company sponsors and/or manages, and in which the Company may have an equity interest; (ii) portfolio companies of sponsored funds; and (iii) directors and employees of the Company.
Amounts due from and due to affiliates consist of the following:

(In thousands)	March 31, 2025	December 31, 2024
Due from Affiliates
Investment vehicles and portfolio companies
Fee revenue	$87,903	$103,402
Cost reimbursements and recoverable expenses	17,869	19,111
Employees and other affiliates	1,014	1,673
	$106,786	$124,186
Due to Affiliates (Note 5)
Employees and other affiliates	1,595	1,675
	$1,595	$1,675
Significant transactions with affiliates include the following:
Fee Revenue—Fee revenue earned from investment vehicles that the Company manages and/or sponsors, and may have an equity interest, are presented in Note 11. Substantially all fee revenue are from affiliates, except for management fees and incentive fee from sub-advisory accounts and generally, other fee revenue.
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
To the extent the Company determines it acts in the capacity of principal in the incurrence of such costs, the reimbursements are included in other income, which totaled $2.4 million and $2.5 million for the three months ended March 31, 2025 and 2024, respectively. To the extent the Company determines that it acts in the capacity of an agent, the costs incurred and related reimbursements are presented on a net basis in the consolidated statements of operations.
Warehoused Investments—The Company may acquire and temporarily warehouse investments on behalf of prospective sponsored investment vehicles that are actively fundraising (Note 3). The warehoused investments are transferred to the investment vehicle when sufficient third party capital, including debt, is raised. The Company may be paid a fee by the investment vehicle, akin to an interest charge, typically calculated as a percentage of the acquisition price of the investment, to compensate the Company for its cost of holding the investment during the warehouse period. The terms of such arrangements may differ for each sponsored investment vehicle and by investment.
Digital Bridge Holdings —Marc Ganzi, Chief Executive Officer of the Company, and Ben Jenkins, President and Chief Investment Officer of the Company, were former owners of Digital Bridge Holdings, LLC ("DBH") prior to its merger into the Company in July 2019. Messrs. Ganzi and Jenkins had retained their equity investments and general partner interests in the portfolio companies of DBH, which included, but were not limited to Vantage Data Centers ("Vantage"). Vantage SDC, which the Company has a direct investment in, is a carve out of the stabilized data center portfolio of Vantage's North American business.
As a result of the personal investments made by Messrs. Ganzi and Jenkins in Vantage prior to the Company’s acquisition of DBH, additional investments made by the Company in Vantage SDC subsequent to its initial acquisition may trigger future carried interest payments to Messrs. Ganzi and Jenkins upon the occurrence of future realization events. Such investments made by the Company include ongoing payments for the build-out of expansion capacity, including lease-up of the expanded capacity and existing inventory, in Vantage SDC.
With respect to investment vehicles sponsored by the Company for which Messrs. Ganzi and Jenkins are invested in their capacity as former owners of DBH, and not in their capacity as employees of the Company, any carried interest entitlement attributed to such investments by Messrs. Ganzi and Jenkins as general partner are not subject to continuing vesting provisions and do not represent compensatory arrangements to the Company. Such carried interest allocation to Messrs. Ganzi and Jenkins that are unrealized or distributed but unpaid are included in noncontrolling interests on the balance sheet in the amount of $107.2 million at March 31, 2025 and $121.1 million at December 31, 2024. Carried interest allocated are recorded as net loss attributable to noncontrolling interests totaling $13.9 million for the three months ended March 31, 2025 and net income attributable to noncontrolling interests totaling $3.4 million for the three months ended March 31, 2024, respectively.
Investment in Managed Investment Vehicles—Subject to the Company's related party policies and procedures, certain employees (who may thereafter become former employees) may invest on a discretionary basis in investment vehicles sponsored by the Company, either directly in the vehicle or indirectly through the Company's general partner entities. These investments are not subject to management fees or carried interest, but otherwise bear their proportionate share of other operating expenses of the investment vehicles. Such investments in consolidated investment vehicles and general partner entities totaled $60.3 million at March 31, 2025 and $58.0 million at December 31, 2024, reflected in redeemable noncontrolling interests and noncontrolling interests in investment entities on the balance sheet. The employees' and former employees' share was a net loss of $0.2 million for the three months ended March 31, 2025 and net income of $0.1 million for the three months ended March 31, 2024, respectively. Such amounts are reflected in net income (loss) attributable to noncontrolling interests on the consolidated statement of operations and exclude their share of carried interest allocation, which is reflected in incentive fee and carried interest compensation expense and net income (loss) attributable to noncontrolling interests.
Private Aircraft—Pursuant to Mr. Ganzi’s employment agreement, the Company has agreed to reimburse Mr. Ganzi for the variable costs of business travel on a chartered or private jet (including any aircraft that Mr. Ganzi may partially or fully own), provided that the Company will not reimburse the allocable share (based on the total number of passengers) of such variable costs for any passenger who is not traveling on Company business. The Company has also agreed to reimburse Mr. Ganzi for the cost of up to 100 hours of personal travel, which is treated as a compensatory arrangement. Additionally, the Company has agreed to reimburse Mr. Ganzi for a proportional share of the fixed cash costs of any aircraft partially or fully owned by Mr. Ganzi. The fixed cost reimbursements will be made based on an allocable portion of annual fixed cash operating costs of the aircraft, based on the total number of hours the aircraft is used for Company business and personal hours claimed (up to 100 hours annually) divided by the total hours flown. Expenses incurred on behalf of Mr. Ganzi and expenses reimbursed or are reimbursable to Mr. Ganzi associated with the use of private aircraft (including both aircraft owned by Mr. Ganzi and third party chartered flights) totaled $1.7 million and $1.1 million for the three months ended March 31, 2025 and 2024, respectively.
15. Segment Reporting
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
In 2024, prior to the fourth quarter, the segment earnings measure was net income (loss) from continuing operations attributable to DigitalBridge Group, Inc. Effective the fourth quarter of 2024, the segment earnings measure takes into account the cost of financing through preferred stock to arrive at net income (loss) from continuing operations attributable to common stockholders.
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
Segment information for prior periods have been conformed to current period presentation.

Segment Results of Operations
The following table presents net income (loss) from continuing operations attributable to common stockholders for the Company's single reportable segment and is reconciled to the consolidated statement of operations.

	Three Months Ended March 31,
	2025	2024
Revenues
Fee revenue	$90,139	$72,955
Carried interest allocation	(55,464)	(8,478)
Principal investment income	5,307	2,845
Other income	5,465	7,071
Total revenues	45,447	74,393
Expenses
Compensation expense—cash and equity-based	46,110	51,184
Compensation expense—incentive fee and carried interest allocation	(22,304)	(6,714)
Administrative and other expenses	15,946	24,310
Interest expense	3,898	5,192
Transaction-related costs	4,421	760
Depreciation and amortization	7,226	9,167
Total expenses	55,297	83,899
Other income (loss)
Other gain (loss), net	(519)	(5,894)
Income (loss) from continuing operations before income taxes	(10,369)	(15,400)
Income tax benefit (expense)	(301)	(1,246)
Income (loss) from continuing operations	(10,670)	(16,646)
Income (loss) from continuing operations attributable to noncontrolling interests:
Redeemable noncontrolling interests	(748)	733
Investment entities	(27,882)	1,467
Operating Company	260	(2,348)
Income (loss) from continuing operations attributable to DigitalBridge Group, Inc.	$17,700	$(16,498)
Preferred stock dividends	14,660	14,660
Income (loss) from continuing operations attributable to common stockholders	$3,040	$(31,158)

Reconciliation of segment earnings measure to consolidated statement of operations:
Income (loss) from continuing operations attributable to common stockholders	$3,040	$(31,158)
Income (loss) from discontinued operations attributable to common stockholders	(3,918)	(13,130)
Net income (loss) attributable to common stockholders	$(878)	$(44,288)

Geography
Geographic information about the Company's total revenues from continuing operations and long-lived assets, excluding assets of discontinued operations, are as follows. Geography is generally presented as the location in which income generating services are substantially performed.

	Three Months Ended March 31,
(In thousands)	2025	2024
Total revenues by geography:
United States	$33,090	$57,600
Europe (1)	9,984	14,247
Other	15	27
Total (2)	$43,089	$71,874

(In thousands)	March 31, 2025	December 31, 2024
Long-lived assets by geography:
United States	$17,099	$17,514
Europe	18,608	18,547
Other	2,453	2,551
Total (3)	$38,160	$38,612
__________
(1)    Revenues generated in Europe are predominantly U.S. dollar denominated.
(2)    Total revenues excludes cost reimbursement income from affiliates (Note 14) that is included within other income, and income from discontinued operations.
(3)    Long-lived assets include lease right-of-use assets and fixed assets, and exclude financial instruments, goodwill, intangible assets and assets of discontinued operations.
16. Commitments and Contingencies
Litigation
The Company may be involved in litigation and other proceedings that arise in the ordinary course of business. As of March 31, 2025, the Company is not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.
17. Subsequent Events
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
The forward-looking statements contained in this Quarterly Report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:
•difficult market and political conditions, including those resulting from inflation, high interest rates, trade barriers, a general economic slowdown or a recession;
•our ability to raise capital from investors for our Company, our funds and the companies that we manage;
•the performance of our funds and investments relative to our expectations and the highly variable nature of our revenues, earnings and cash flow;
•our exposure to risks inherent in the ownership and operation of infrastructure and digital infrastructure assets, including our reliance on third-party suppliers to provide power, network connectivity and certain other materials and services to our managed companies;
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
While forward-looking statements reflect our good faith beliefs, assumptions and expectations, they are not guarantees of future performance. Furthermore, we disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. Moreover, because we operate in a very competitive and rapidly changing environment, new risk factors are likely to emerge from time to time. We caution investors not to place undue reliance on these forward-looking statements and urge you to carefully review the disclosures we make concerning risks in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report. Readers of this Quarterly Report should also read our other periodic filings made with the Securities and Exchange Commission (the "SEC") and other publicly filed documents for further discussion regarding such factors.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our unaudited consolidated financial statements and accompanying notes thereto, which are included in Item 1 of this Quarterly Report, as well as information contained in our Annual Report on Form 10-K for the year ended December 31, 2024, which is accessible on the SEC's website at www.sec.gov.
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
Our Business
We are a leading global investment manager in digital infrastructure, deploying and managing capital across the digital ecosystem, including data centers, cell towers, fiber networks, small cells, and edge infrastructure. Our diverse global investor base includes public and private pensions, sovereign wealth funds, asset managers, insurance companies, and endowments. At March 31, 2025, we had $37.3 billion of fee earning equity under management ("FEEUM").
We are headquartered in Boca Raton, Florida, with key offices in New York, London, Luxembourg and Singapore. At March 31, 2025, we had 324 employees.
We operate as a taxable C Corporation and conduct substantially all of our activities and hold substantially all of our assets and liabilities through our Operating Company. At March 31, 2025, we owned 94% of the Operating Company as its sole managing member.
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
Capital Raise
•In 2025, through April 2025, we raised $1.15 billion of capital, primarily for the third series in our flagship value-add strategy and the second series of our credit strategy.
Realization of Investment
•In connection with our participation in a secondary sale of equity by our DataBank portfolio company in February 2025, we received proceeds of approximately $59.7 million, representing $34.0 million realized principal investment income, $24.8 million return of capital and our share of carried interest of $0.9 million.
Fund Performance Metrics
Certain performance metrics for our key investment funds from inception through March 31, 2025 are presented in the table below. Excluded are funds with less than one year of performance history as of March 31, 2025, funds and separately managed accounts in the liquid strategy, co-investment vehicles and separately capitalized portfolio companies. The historical performance of our funds is not indicative of their future performance nor indicative of the performance of our other existing funds or of any of our future funds. An investment in DBRG is not an investment in any of our funds and these fund performance metrics are not indicative of the performance of DBRG.

($ in millions)	Inception Date (2)	Total Commitments	Invested Capital (3)	Available Capital (4)	Investment Value			MOIC (8) (10)		IRR (9) (10)
Fund (1)					Unrealized (5)	Realized (6)	Total (7)	Gross	Net	Gross	Net
Value-Add
DBP I	Mar-2018	$4,059	$4,825	$206	$6,245	$1,417	$7,662	1.6x	1.4x	13.1%	9.5%
DBP II	Nov-2020	8,286	7,732	920	9,662	825	10,487	1.4x	1.2x	11.5%	8.1%
Core
SAF	Nov-2022	1,110	951	148	1,027	23	1,050	1.1x	1.1x	5.8%	3.5%
InfraBridge
GIF I	Mar-2015	1,411	1,504	388	1,241	1,130	2,371	1.6x	1.4x	8.3%	6.4%
GIF II	Jun-2018	3,382	3,154	28	2,239	301	2,540	0.8x	0.7x	<0%	<0%
Credit
Credit I	Dec-2022	697	543	338	396	208	604	1.1x	1.1x	10.6%	6.9%
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
(5)    Unrealized value represents total fair value of investments, net of outstanding balance under the fund’s credit facility, if any.
(6)    Realized value represents proceeds from dispositions that have closed and all earnings from both realized and unrealized investments, including interest, dividend and ticking fees.
(7)    Total value is the sum of unrealized fair value and realized value of investments.
(8)    Total gross multiple of invested capital ("MOIC") is calculated as the limited partners' portion of the fair value of unrealized investments, net of outstanding balance funded through the fund's credit facility, if any, plus any accrued but unpaid interest and coupon payments received, and limited partner realized distributions gross of general partner carried interest, divided by total limited partner contributions, without giving effect to the allocation of management fee expense, other fund expenses and general partner carried interest (both distributed and unrealized).

Total net MOIC is calculated as the limited partners' portion of the fund's NAV plus limited partner realized distributions net of carried interest, divided by total limited partner contributions, after giving effect to the allocation of management fee expense, other fund expenses and general partner carried interest (both distributed and unrealized).
MOIC calculations exclude capital not subject to fees and/or carried interest, including general partner and general partner affiliate capital. MOICs are calculated at the fund level and do not reflect MOICs at the individual investor level.
(9)    Gross internal rate of return ("IRR") represents annualized money-weighted return on invested capital based upon total value of limited partner contributions, that is limited partner realized distributions and limited partner unrealized NAV (based upon fair value of unrealized investments), without giving effect to the allocation of management fee expense, other fund expenses and general partner carried interest (both distributed and unrealized). Gross IRR is calculated from the date of the first capital call from limited partners (and therefore taking into account the use of any credit facility at the fund level) through the date of limited partner distributions for realized investments. For funds with unrealized investments, gross IRR uses a liquidating distribution equal to the limited partners' portion of the fair value of unrealized investments, net of outstanding amounts funded through the fund's credit facility, if any. Gross IRR is calculated at the fund level and does not reflect gross IRR of any individual investor due to timing of investor level inflows and outflows, among other factors.
Net IRR is gross IRR after giving effect to the allocation of management fee expense, other fund expenses and general partner carried interest (both distributed and unrealized). Net IRR is calculated at the total fee-paying limited partner level and based upon the timing and amount of fee-paying third party limited partner inflows and outflows, and excludes capital not subject to fees and/or carried interest, including the portion of capital attributable to the general partner and general partner affiliate. As fees may vary by individual investor, net IRR does not represent the return of any individual investor.
With respect to funds that have utilized borrowings from a credit facility to fund portfolio investments, organization expenses, partnership expenses, management fees, or other amounts in lieu of calling capital from limited partners for such purposes, gross and net IRR of the fund differs from what the IRR would have been if such borrowings or financings had not been utilized. Because IRR is calculated based on the actual dates of capital contributions from, and distributions to, limited partners (rather than based on the timing of when investments were made, for example), the use of such borrowings and financings in lieu or in advance of calling capital delays capital contributions from limited partners, generally resulting in higher IRRs than if such borrowings or financings had not been utilized and capital was called earlier from limited partners..
(10)    Our funds generally permit us to recycle certain capital distributed to limited partners during certain time periods. The exclusion of recycled capital generally causes invested and realized amounts to be lower and MOICs to be higher than had recycled capital been included.

Results of Operations

	Three Months Ended March 31,
(In thousands)	2025	2024	Change
Revenues
Fee revenue	$90,139	$72,955	$17,184
Carried interest allocation	(55,464)	(8,478)	(46,986)
Principal investment income	5,307	2,845	2,462
Other income	5,465	7,071	(1,606)
Total revenues	45,447	74,393	(28,946)
Expenses
Compensation expense—cash and equity-based	46,110	51,184	(5,074)
Compensation expense—incentive fee and carried interest allocation	(22,304)	(6,714)	(15,590)
Administrative and other expenses	15,946	24,310	(8,364)
Interest expense	3,898	5,192	(1,294)
Transaction-related costs	4,421	760	3,661
Depreciation and amortization	7,226	9,167	(1,941)
Total expenses	55,297	83,899	(28,602)
Other income (loss)
Other gain (loss), net	(519)	(5,894)	5,375
Income (Loss) before income taxes	(10,369)	(15,400)	5,031
Income tax benefit (expense)	(301)	(1,246)	945
Income (Loss) from continuing operations	(10,670)	(16,646)	5,976
Income (Loss) from discontinued operations	(4,185)	(14,120)	9,935
Net income (loss)	(14,855)	(30,766)	15,911
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	(748)	733	(1,481)
Investment entities	(27,882)	1,467	(29,349)
Operating Company	(7)	(3,338)	3,331
Net income (loss) attributable to DigitalBridge Group, Inc.	13,782	(29,628)	43,410
Preferred stock dividends	14,660	14,660	—
Net income (loss) attributable to common stockholders	$(878)	$(44,288)	43,410

Revenues
Total revenues were $45.4 million in 2025 and $74.4 million in 2024. The decrease of $28.9 million was driven by a significantly higher reversal of unrealized carried interest in 2025, partially offset by a $17.2 million increase in fee revenue.
The key components of revenue are discussed in more detail below.
Fee Revenue

	Three Months Ended March 31,
(In thousands)	2025	2024	Change
Management fees	$89,860	$71,844	$18,016
Incentive fees	6	881	(875)
Other fee revenue	273	230	43
	$90,139	$72,955	17,184
Fee revenue increased $17.2 million or 24% to $90.1 million. The increase is attributable to higher capital raised for our third flagship fund, which contributed an additional $20.6 million of management fees, including $10.7 million of catch-up fees. This was partially offset by $4.0 million of lower fees from an InfraBridge fund following a change in fee basis from committed to invested capital effective December 2024.
Year over year, FEEUM increased $4.8 billion or 15% to $37.3 billion at March 31, 2025 from $32.5 billion at March 31, 2024.
Carried Interest Allocation

	Three Months Ended March 31,
(In thousands)	2025	2024	Change
Carried interest allocation
Distributed	$2,470	$—	$2,470
Unrealized	(57,934)	(8,478)	(49,456)
	$(55,464)	$(8,478)	(46,986)
Carried interest allocation represents gross carried interest from our general partner interests in sponsored investment vehicles prior to allocations to management and a third party participation interest. Unrealized carried interest is subject to adjustments each period, including reversals, based upon the cumulative performance of the underlying investments of these vehicles that are measured at fair value, until such time as the carried interest is distributed.
Distributed carried interest arose from a secondary equity offering by our DataBank portfolio company in February 2025, of which our share net of management allocation was $0.9 million.
There was a higher net reversal of unrealized carried interest in 2025 compared to 2024. The carried interest reversals are generally a function of continuing accrual of preferred returns over time at a higher rate than the fair value increase for certain limited partners.
Principal Investment Income

	Three Months Ended March 31,
(In thousands)	2025	2024	Change
Principal investment income
Realized	$35,038	$2,377	$32,661
Unrealized	(29,731)	468	(30,199)
	$5,307	$2,845	2,462
Principal investment income represents the Company's proportionate share of net income (loss) from investments in its sponsored investment vehicles, which is predominantly unrealized gain (loss) from changes in fair value of underlying fund investments.
In February 2025, we received $34.0 million of income distribution in connection with our participation in a secondary sale of equity by our DataBank portfolio company. This is reflected as reclassification from unrealized to realized principal investment income.

Additionally, realized principal investment income in both periods included distributions of interest income from our credit fund, while unrealized principal investment income in 2025 also reflects fair value increases in DBP II and InfraBridge funds (combined $5.5 million).
Other Income
Other income was $1.6 million lower at $5.5 million, driven by lower dividend income from equity securities of consolidated funds and lower interest income from money market deposits and our subordinated notes in a collateralized loan obligation ("CLO").
Expenses
Total expenses were $55.3 million in 2025 and $83.9 million in 2024, with the decrease attributable to higher reversal of unrealized carried interest compensation, and lower administrative costs.
Changes in the various expense items are discussed below.
Compensation Expense

	Three Months Ended March 31,
(In thousands)	2025	2024	Change
Cash and equity-based compensation
Cash compensation	$38,490	$41,970	$(3,480)
Equity-based compensation	7,620	9,214	(1,594)
	$46,110	$51,184	(5,074)

Incentive fee and carried interest compensation allocation (reversal)	$(22,304)	$(6,714)	(15,590)
Cash and equity-based compensation—Cash compensation was $3.5 million lower in 2025 as a result of an acquisition-related bonus in 2024 ($2.0 million) and lower severance costs in 2025 ($1.7 million), partially offset by the effect of increased headcount.
Equity-based compensation was $1.6 million lower in 2025 due to awards that fully vested in 2024.
Incentive fee and carried interest compensation allocation—The reversal in compensation expense for both periods is consistent with the reversal in carried interest, as discussed above. In 2024, management allocation of carried interest for DBP II is reflected mostly as compensation expense. In comparison, DBP I's management allocation in 2025 is split between compensation expense and net income attributable to noncontrolling interests.
Administrative and Other Expenses
Administrative and other expenses decreased $8.4 million to $15.9 million, driven primarily by insurance recoveries in 2025 related to litigation costs incurred in prior periods ($10.6 million) and lower placement fees ($3.0 million), partially offset by loss accrual in 2025 related to an employment arbitration ($5.3 million), as well as fund formation and offering costs in 2025 ($2.1 million).
Interest Expense
Interest expense decreased $1.3 million to $3.9 million as a result of the full exchange/redemption of the remaining 5.75% exchangeable senior notes in April 2024.
Transaction-Related Costs
Transaction-related costs increased $3.7 million to $4.4 million due to higher deal activity.
Depreciation and Amortization
Depreciation and amortization expense decreased $1.9 million due to management contract intangible assets which have a declining amortization rate over time based upon projected cash flows to be generated from these contracts.
Other Gain (Loss), Net
Other loss was $0.5 million in 2025 and $5.9 million in 2024.

The net loss in 2025 was driven by net fair value loss in equity investments, primarily marketable equity securities of our consolidated funds ($4.5 million), largely offset by fair value decrease in the InfraBridge contingent consideration liability ($3.9 million).
The net loss in 2024 was driven by fair value increase in the DBRG stock warrant liability ($5.4 million) and write-down in value of an equity investment ($3.3 million), partially offset by net fair value gain on marketable equity securities of our consolidated liquid funds( $2.0 million).
Income Tax Benefit (Expense)
Income tax expense was $0.3 million in 2025 and $1.2 million in 2024. The Company has operating losses and capital loss carryforwards that can be applied against current income tax expense for its domestic entities, and has established a full valuation allowance on the deferred tax assets of these entities, resulting in immaterial income tax effect for its domestic entities.
Income (Loss) from Discontinued Operations
Loss from discontinued operations of $4.2 million in 2025 and $14.1 million in 2024 were driven by a merger related real estate transfer tax liability, and loss on a guarantee related to the previous bulk sale of the Company's real estate investments, respectively.
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
Fee Earning Equity Under Management
FEEUM represents the total capital managed by the Company and its affiliates which earns management fees and/or incentive fees or carried interest. FEEUM is generally based upon committed capital, invested capital, NAV or gross asset value ("GAV"), pursuant to the terms of each underlying investment management agreement.

Presented below are total AUM and FEEUM by product:

(In billions)	March 31, 2025	December 31, 2024
Assets Under Management	$99.6	$95.6

Fee Earning Equity Under Management
DBP Series	$16.7	$15.9
Co-Investment Vehicles	12.3	11.5
InfraBridge	3.7	3.7
Core, Credit and Liquid Strategies	3.4	3.2
Separately Capitalized Portfolio Companies	1.2	1.2
	$37.3	$35.5
The following table summarizes changes in FEEUM:

Three Months Ended March 31, 2025
(In billions)
Fee Earning Equity Under Management
Balance at January 1	$35.5
Inflows (1)	2.0
Outflows (2)	(0.3)
Market activity and other (3)	0.1
Balance at March 31	$37.3
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
FEEUM increased $1.8 billion or 5% to $37.3 billion at March 31, 2025, driven by capital raise for our third flagship fund, and capital deployments.
Non-GAAP Supplemental Financial Measures
We report the following non-GAAP financial measures attributable to the Operating Company: Fee Related Earnings (“FRE”) and Distributable Earnings (“DE”). FRE and DE are common metrics utilized in the investment management sector.
We present FRE and DE at the Operating Company level, that is, net of amounts attributed to noncontrolling interests, which include (i) carried interest allocation and equity interests held by current and former employees in general partner entities of the Company's sponsored funds; (ii) participation rights held by a third party investor to a share of carried interest and economics in a sponsored fund; and (iii) limited partners of consolidated funds.
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
Non-GAAP Results
Results of our non-GAAP measures attributable to the Operating Company were determined as follows:

	Three Months Ended March 31,
(In thousands)	2025	2024	Change
Fee revenue (1)	$90,229	$72,791	$17,438
Cash compensation (1)	(38,096)	(36,893)	(1,203)
Administrative and other expenses (1)	(17,183)	(16,335)	(848)
Fee-Related Earnings—attributable to Operating Company	34,950	19,563	15,387
Realized principal investment income	34,907	2,301	32,606
Distributed carried interest and incentive fees subject to realization events, net of associated expense allocation	864	99	765
Interest, dividend and other income	2,941	4,375	(1,434)
Interest expense and preferred dividends	(18,010)	(19,162)	1,152
Placement fees and other expenses	(647)	(3,698)	3,051
Income tax benefit (expense)	(301)	(1,246)	945
Distributable Earnings, after tax—attributable to Operating Company	$54,704	$2,232	52,472
________
(1)    These amounts are determined based upon the definition of FRE as described above and therefore, differ from those presented on the consolidated statements of operations.
Fee-Related Earnings
FRE was $15.4 million or 79% higher at $35.0 million in the first quarter of 2025 compared to $19.6 million in the same period in 2024. FRE margin in the first quarter of 2025 improved to 39% from 27% a year ago.
Fee revenue increased $17.4 million or 24%, partially offset by higher operating cost. The increase in fee revenue is attributable to capital raised for our third flagship fund, which contributed an additional $20.6 million of fees, including $10.7 million of catch-up fees. This was partially offset by a fee decrease for an InfraBridge fund following a change in fee basis from committed to invested capital effective December 2024. Operating cost was $2.1 million higher, driven largely by fund formation and offering costs as well as the effects of higher headcount.
Distributable Earnings
DE was $54.7 million in the first quarter of 2025 compared to $2.2 million in the same period in 2024. The significant increase can be attributed to $15.4 million of additional FRE and $35 million of realized principal investment income and our share of carried interest received from our participation in a secondary sale of equity by our DataBank portfolio company. DE also benefited from $3.1 million of lower placement fees.

Distributable Earnings and Fee-Related Earnings Reconciliation

	Three Months Ended March 31,
(In thousands)	2025	2024
Net income (loss) attributable to common stockholders	$(878)	$(44,288)
Net income (loss) attributable to noncontrolling interests in Operating Company	(7)	(3,338)
Net income (loss) attributable to Operating Company	(885)	(47,626)
Transaction-related costs and non-core items (1)	435	7,556
Other (gain) loss, net (2)	667	6,463
Unrealized principal investment income (3)	29,847	(569)
Unrealized carried interest, net of associated expense (allocation) reversal (4)	5,816	2,686
Equity-based compensation	7,711	9,214
Depreciation and amortization expense	7,226	9,167
Amortization of deferred financing costs, debt premiums and discounts	524	664
Adjustments attributable to noncontrolling interests in investment entities (5)	(822)	557
OP share of (income) loss from discontinued operations (6)	4,185	14,120
Distributable Earnings, after tax—attributable to Operating Company	54,704	2,232
Realized principal investment income	(34,907)	(2,301)
Distributed carried interest and incentive fees subject to realization events, net of associated expense allocation (4)	(864)	(99)
Interest, dividend and other income	(2,941)	(4,375)
Interest expense and preferred dividends	18,010	19,162
Placement fee and other expenses	647	3,698
Income tax (benefit) expense	301	1,246
Fee-Related Earnings—attributable to Operating Company	$34,950	$19,563
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
(3)    Unrealized principal investment income is presented net of a third party participation interest.
(4)    Carried interest and incentive fees are presented net of expense allocation or reversal. The expense component is included within compensation expense—incentive fees and carried interest allocation (reversal), other gain (loss), and net income (loss) attributable to noncontrolling interests in investment entities on the GAAP income statement.
(5)    Adjustments attributable to noncontrolling interests in investment entities pertain to other gain (loss) attributed to limited partners of consolidated funds. Allocation of: (i) unrealized carried interest to management and a third party participation interest; and (ii) unrealized principal investment income to a third party participation interest, are netted against "unrealized carried interest, net of expense (allocation) reversal" and "unrealized principal investment income", respectively, for all periods presented (previously presented gross in "adjustments attributable to noncontrolling interests in investment entities" and recasted for periods prior to the second quarter of 2024 and first quarter of 2025, respectively).
(6)    OP share of discontinued operations represents residual activities from the Company's former real estate business that had been disposed.
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
Overview
At March 31, 2025, we have $201 million of available corporate cash. This generally represents cash at our OP entity after allocating cash for certain compensatory liabilities, and excludes cash held at subsidiaries of the OP, including cash maintained to satisfy regulatory capital requirements in applicable foreign jurisdictions. We also have the full $300 million available under our VFN facility.
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
Significant Liquidity and Capital Activities in 2025
•In connection with our participation in a secondary sale of equity by our DataBank portfolio company in February 2025, we received proceeds of approximately $59.7 million, representing $34.0 million realized principal investment income, $24.8 million return of capital and our share of carried interest of $0.9 million.
Liquidity Needs and Capital Activities
Dividends
Common Stock—The payment of common stock dividends and determination of the amount thereof is at the discretion of our Board of Directors. In April 2025, our Board of Directors declared a dividend of $0.01 per share of common stock to be paid in July 2025.
Preferred Stock—We have outstanding preferred stock totaling $822 million, bearing a weighted average dividend rate of 7.135% per annum, with aggregate dividend payments of $14.7 million per quarter.
Contractual Obligations, Commitments and Contingencies
Debt Obligations
As of the date of this filing, our corporate debt is composed of our Class A-2 Notes, as summarized below, with our VFN undrawn.

($ in thousands)	Outstanding Principal	Interest Rate (Per Annum)	Anticipated Repayment Date	Years Remaining to Maturity
Class A-2 Notes	$300,000	3.93%	September 2026	1.5
Investment Commitments
Fund Commitments—As general partner, we typically have minimum capital commitments to our sponsored funds ranging from 0.02% to 0.72% of the total capital commitments of a fund at final closing, although we may elect to invest additional amounts in new products. With respect to our flagship value-add DBP fund series, and InfraBridge funds, we have made additional capital commitments as a general partner affiliate, generally ranging from 1.43% to 4.29%, alongside our investors. Our fund capital investments further align our interests to our investors. As of March 31, 2025, we have unfunded equity commitments to our unconsolidated funds as general partner and general partner affiliate of $231 million (including commitments attributed to the ownership by employees and former employees in our general partner entities). Generally, the timing for funding of these commitments is not known and the commitments are callable on demand at any time prior to their respective expirations.

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
Contingent Consideration
InfraBridge Acquisition—In connection with the InfraBridge acquisition in February 2023, contingent consideration of up to AUD 180 million may become payable based upon achievement of prescribed fundraising targets for follow-on InfraBridge flagship funds and co-investments. The current estimated fair value of the contingent consideration is $2 million.
Carried Interest Clawback
Depending upon the final realized value of all investments at the end of the life of a fund (and, with respect to certain funds, periodically during the life of the fund), if it is determined that cumulative carried interest distributions have exceeded the final carried interest amount earned (or amount earned as of the calculation date), we are obligated to return the excess carried interest received. Therefore, carried interest distributions may be subject to clawback if a decline in investment values results in the cumulative performance of the fund falling below minimum return hurdles in the interim period. If it is determined that the Company has a clawback obligation, a liability would be established based upon a hypothetical liquidation of the net assets of the fund at the reporting date. The actual determination and required payment of any clawback obligation would generally occur after final disposition of the investments of the fund or otherwise as set forth in the governing documents of the fund.
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
At March 31, 2025, the Company had no liability for clawback obligations on distributed carried interest.
Lease Obligations
At March 31, 2025, we had operating lease obligations of $43 million for in-place leases on currently occupied corporate offices and commitments on a future office lease of $52 million that is expected to commence in 2026 with a 10 year lease term.
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
Consolidated Cash Flows
The following table summarizes the activities from our consolidated statements of cash flows, including discontinued operations.

	Three Months Ended March 31,
(In thousands)	2025	2024
Cash, cash equivalents and restricted cash—beginning of period	$306,298	$350,250
Net cash generated by (used in):
Operating activities	50,298	(27,009)
Investing activities	17,474	(21,968)
Financing activities	(21,875)	(48,471)
Effect of exchange rates on cash, cash equivalents and restricted cash	1,911	(661)
Cash, cash equivalents and restricted cash—end of period	$354,106	$252,141
Operating Activities
Cash inflows from operating activities are generated primarily through fee-related earnings, distributions of our share of net carried interest, and distribution of earnings from our general partner affiliate interests in our sponsored funds.
Our operating activities generated net cash inflows of $50.3 million in 2025 and outflows of $27.0 million in 2024. Cash inflows in 2025 included $34.0 million in distribution of earnings from the secondary sale of equity in our DataBank portfolio company,

Investing Activities
Investing activities relate to general partner and general partner affiliate investments in sponsored funds, including drawdown of commitments and return of capital from realized fund investments.
Our investing activities generated net cash inflows of $17.5 million in 2025 and outflows of $22.0 million in 2024.
•In 2025, we had received return of capital of $24.8 million from the secondary sale of equity in our DataBank portfolio company. Otherwise we funded $7.0 million, net of distributions, for our general partner and general partner affiliate commitments in our sponsored funds, while the investing activities of our consolidated liquid funds which hold marketable equity securities resulted in a net cash outflow of $0.7 million.
•Net cash outflows in 2024 were driven by $26.5 million of fundings, net of distributions, for our general partner and general partner     affiliate commitments in our sponsored funds, partially offset by $5.7 million of net proceeds from investing activities of our consolidated liquid funds which hold marketable equity securities.
Financing Activities
We incur cash outlays primarily for payments on our corporate debt, and dividends to our preferred stockholders and common stockholders.
Financing activities generated net cash outflows in 2025 and 2024.
•In 2025, net cash outflows of $21.9 million were driven by common and preferred dividend payments of $16.4 million, and a third party participation interest in net distributions from DBP I.
•Net cash outflows of $48.5 million in 2024 represent cash settlement of contingent consideration to Wafra of 17.5 million, $14.0 million of investor capital redeemed in our consolidated liquid funds, net of contributions, and $16.3 million of common and preferred dividend payments. This was partially offset by a $6.1 million syndication of our interest in a consolidated fund, and a share of our commitments in DBP I funded by a third party participation interest.
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
There have been no changes to our critical accounting policies since the filing of our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Recent Accounting Updates
The effects of accounting standards adopted in 2025 and the potential effects of accounting standards to be adopted in the future are described in Note 2 to our consolidated financial statements in Item 1 of this Quarterly Report.
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
Market Risk Effect on Fee Revenue, Principal Investment Income and Net Carried Interest Allocation
Management Fees—To the extent management fees are based upon fair value of the underlying investments of our managed investment vehicles, an increase or decrease in fair value will directly affect our management fee revenue. Generally, our management fee revenue is calculated based upon investors' committed capital during the commitment period of the vehicle, and thereafter, contributed or invested capital during the investing and liquidating periods, or invested capital from inception for Credit and co-investment vehicles. To a lesser extent, management fees are based upon the NAV of vehicles in our Liquid Strategies or GAV for certain InfraBridge vehicles, measured at fair value. At March 31, 2025, vehicles with NAV or GAV fee basis made up 5% of our $37.3 billion FEEUM and accounted for $2.8 million of management fees for the three months ended March 31, 2025. Accordingly, most of our management fee revenue will not be directly affected by changes in investment fair values.
Principal Investment Income (Loss)—This is our share of income (loss) from equity interests in our sponsored funds, which in turn is largely driven by fair value changes in the underlying investments of the funds.
A hypothetical 10% decline in the fair value of fund investments at March 31, 2025 would decrease the OP's share of principal investment income by approximately $123 million.
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
A hypothetical 10% decline in the fair value of fund investments at March 31, 2025 would decrease carried interest by approximately $135 million, representing the OP's share of carried interest net of allocations to employees, former employees and Wafra.
Generally, our incentive fees are recognized when it is probable that a significant reversal of the cumulative incentive fees will not occur, which is typically when the fees become realizable or realized at the end of the performance measurement period. At March 31, 2025, there were no incentive fees recorded that have not been fully realized.
Foreign Currency Risk
As of March 31, 2025, we have limited direct foreign currency exposure from our foreign operations and foreign currency denominated investments warehoused on the balance sheet for future sponsored vehicles. Changes in foreign currency rates can adversely affect earnings and the value of our foreign currency denominated investments, including investments in our foreign subsidiaries.
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
Our corporate debt exposure to variable interest rates is limited to our VFN revolver, which had no outstanding balance at March 31, 2025.
Equity Price Risk
At March 31, 2025, we had $87 million of long positions and $54 million of short positions in marketable equity securities, held by our consolidated sponsored liquid funds. Realized and unrealized gains and losses from marketable equity securities are recorded in other gain (loss) on the consolidated statement of operations. Market prices for publicly traded equity securities may fluctuate due to a myriad of factors, including but not limited to, financial performance of the investee, industry conditions, economic and political environment, trade volume, and general sentiments in the equity markets. Therefore the level of volatility and price fluctuations are unpredictable. Our funds constantly rebalance their investment portfolio to take advantage of market opportunities and to manage risk. Additionally, one of our funds employs a long/short equity strategy, taking long positions that serve as collateral for short positions, which in combination, reduces its market risk exposure. The effect of equity price decreases to earnings attributable to our stockholders is further reduced as our consolidated liquid funds are partially owned by third party capital, which represent redeemable noncontrolling interests.
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
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2025.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings.
The Company may be involved in litigation and claims in the ordinary course of business. As of March 31, 2025, the Company was not involved in any material legal proceedings.
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed in response to "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2024, which is available on the SEC’s website at www.sec.gov.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
Shares of class A common stock, as described below, were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.
Redemption of Membership Units in OP ("OP Units")
Holders of OP Units have the right to require the OP to redeem all or a portion of their OP Units for cash or, at our option, shares of our class A common stock on a one-for-one basis. In the first quarter of 2025, 13,000 shares of our class A common stock were issued in satisfaction of a redemption request by an OP Unit holder.
Item 3.     Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the quarter ended March 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
Dated: May 1, 2025

DigitalBridge Group, Inc.

By:	/s/ Marc C. Ganzi
Marc C. Ganzi
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Thomas Mayrhofer
Thomas Mayrhofer
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Tracey Teh
Tracey Teh
Chief Accounting Officer (Principal Accounting Officer)