Form 10-Q
period 2025-06-30
DigitalBridge Group, Inc.
filed 2025-08-08
CIK 1679688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2025, 182,123,622 shares of the Registrant's class A common stock were outstanding.

DigitalBridge Group, Inc.
Form 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
DigitalBridge Group, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	June 30, 2025 (Unaudited)	December 31, 2024
Assets
Cash and cash equivalents	$340,698	$302,154
Restricted cash	4,323	4,144
Investments	2,389,801	2,492,268
Goodwill	465,602	465,602
Intangible assets	61,099	72,460
Other assets	47,048	52,504
Due from affiliates	100,010	124,186
Total assets	$3,408,581	$3,513,318
Liabilities
Debt	$297,992	$296,362
Other liabilities	659,761	725,766
Total liabilities	957,753	1,022,128
Commitments and contingencies (Note 16)
Redeemable noncontrolling interests	25,032	24,356
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value per share; $821,899 liquidation preference; 250,000 shares authorized; 32,876 shares issued and outstanding	794,670	794,670
Common stock, $0.01 par value per share
Class A, 237,250 shares authorized; 180,887 and 174,202 shares issued and outstanding	1,809	1,742
Class B, 250 shares authorized; 0 and 150 shares issued and outstanding	—	2
Additional paid-in capital	8,040,320	7,999,165
Accumulated deficit	(6,824,993)	(6,837,502)
Accumulated other comprehensive income (loss)	6,725	505
Total stockholders’ equity	2,018,531	1,958,582
Noncontrolling interests in investment entities	357,216	430,528
Noncontrolling interests in Operating Company	50,049	77,724
Total equity	2,425,796	2,466,834
Total liabilities, redeemable noncontrolling interests and equity	$3,408,581	$3,513,318

The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Operations
(In thousands, except per share data
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Fee revenue ($81,815, $73,376, $168,979 and $143,187 from affiliates)	$85,262	$78,605	$175,401	$151,560
Carried interest allocation	(115,074)	288,244	(170,538)	279,766
Principal investment income	20,437	15,982	25,744	18,827
Other income ($2,590, $3,316, $4,948 and $5,835 from affiliates)	6,168	7,505	11,633	14,576
Total revenues	(3,207)	390,336	42,240	464,729
Expenses
Compensation expense—cash and equity-based	47,002	51,661	93,112	102,845
Compensation expense—incentive fee and carried interest allocation	(43,372)	178,430	(65,676)	171,716
Administrative and other expenses	11,440	26,508	27,386	50,818
Interest expense	4,570	3,136	8,468	8,328
Transaction-related costs	4,208	671	8,629	1,431
Depreciation and amortization	8,585	8,097	15,811	17,264
Total expenses	32,433	268,503	87,730	352,402
Other income (loss)
Other gain (loss), net	9,063	8,810	8,544	2,916
Income (loss) from continuing operations before income taxes	(26,577)	130,643	(36,946)	115,243
Income tax benefit (expense)	(753)	7	(1,054)	(1,239)
Income (loss) from continuing operations	(27,330)	130,650	(38,000)	114,004
Income (loss) from discontinued operations	1,646	(722)	(2,539)	(14,842)
Net income (loss)	(25,684)	129,928	(40,539)	99,162
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	1,397	158	649	891
Investment entities	(59,785)	32,921	(87,667)	34,388
Operating Company	1,082	5,426	1,075	2,088
Net income (loss) attributable to DigitalBridge Group, Inc.	31,622	91,423	45,404	61,795
Preferred stock dividends	14,660	14,660	29,320	29,320
Net income (loss) attributable to common stockholders	$16,962	$76,763	$16,084	$32,475
Income (loss) per share—basic
Income (loss) from continuing operations per common share—basic	$0.09	$0.44	$0.10	$0.27
Net income (loss) attributable to common stockholders per common share—basic	$0.10	$0.44	$0.09	$0.19
Income (loss) per share—diluted
Income (Loss) from continuing operations per common share—diluted	$0.09	$0.44	$0.10	$0.27
Net income (loss) attributable to common stockholders per common share—diluted	$0.10	$0.44	$0.09	$0.19
Weighted average number of shares
Basic	173,059	170,358	172,373	165,748
Diluted	173,093	172,066	172,449	171,033
Dividends declared per common share	$0.01	$0.01	$0.02	$0.02

The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$(25,684)	$129,928	$(40,539)	$99,162
Changes in accumulated other comprehensive income (loss) related to foreign currency translation	4,234	45	6,463	(709)
Comprehensive income (loss)	(21,450)	129,973	(34,076)	98,453
Comprehensive income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	1,397	158	649	891
Investment entities	(59,785)	32,921	(87,667)	34,388
Operating Company	1,336	5,429	1,471	2,037
Comprehensive income (loss) attributable to stockholders	$35,602	$91,465	$51,471	$61,137

The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Equity
(In thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2023	$794,670	$1,634	$7,855,842	$(6,842,502)	$1,411	$1,811,055	$605,311	$74,935	$2,491,301
Net income (loss)	—	—	—	(29,628)	—	(29,628)	1,467	(3,338)	(31,499)
Other comprehensive income (loss)	—	—	—	—	(700)	(700)	—	(54)	(754)
Settlement of Wafra contingent consideration	—	10	17,490	—	—	17,500	—	—	17,500
Reclassification of warrants (Note 9)	—	—	33,000	—	—	33,000	—	—	33,000
Exchange of notes for common stock (Note 6)	—	7	5,934	—	—	5,941	—	—	5,941
Redemption of OP units for class A common stock	—	1	514	—	—	515	—	(515)	—
Equity-based compensation	—	14	8,127	—	—	8,141	—	39	8,180
Shares canceled for tax withholdings on vested equity awards	—	(4)	(8,299)	—	—	(8,303)	—	—	(8,303)
Contributions from noncontrolling interests	—	—	—	—	—	—	8,609	—	8,609
Distributions to noncontrolling interests	—	—	—	—	—	—	(4,695)	(123)	(4,818)
Preferred stock dividends	—	—	—	(14,660)	—	(14,660)	—	—	(14,660)
Common stock dividends declared ($0.01 per share)	—	—	—	(1,662)	—	(1,662)	—	—	(1,662)
Reallocation of equity (Notes 2 and 8)	—	—	(2,743)	—	1	(2,742)	—	2,742	—
Balance at March 31, 2024	$794,670	$1,662	$7,909,865	$(6,888,452)	$712	$1,818,457	$610,692	$73,686	$2,502,835
Net income (loss)	—	—	—	91,423	—	91,423	32,921	5,426	129,770
Other comprehensive income (loss)	—	—	—	—	42	42	—	3	45
Change in common stock par value (Note 7)	—	—	—	—	—	—	—	—	—
Exchange of notes for common stock (Note 6)	—	76	66,700	—	—	66,776	—	—	66,776
Deconsolidation of investment entities	—	—	—	—	—	—	(262,970)	—	(262,970)
Equity-based compensation	—	—	14,549	—	—	14,549	—	40	14,589
Shares canceled for tax withholdings on vested equity awards	—	—	(213)	—	—	(213)	—	—	(213)
Contributions from noncontrolling interests	—	—	—	—	—	—	10,700		10,700
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,014)	(123)	(2,137)
Preferred stock dividends	—	—	—	(14,660)	—	(14,660)	—	—	(14,660)
Common stock dividends declared ($0.01 per share)	—	—	—	(1,738)	—	(1,738)	—	—	(1,738)
Reallocation of equity (Notes 2 and 8)	—	—	(2,172)	—	1	(2,171)	—	2,171	—
Balance at June 30, 2024	$794,670	$1,738	$7,988,729	$(6,813,427)	$755	$1,972,465	$389,329	$81,203	$2,442,997

The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Equity (Continued)
(In thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2024	$794,670	$1,744	$7,999,165	$(6,837,502)	$505	$1,958,582	$430,528	$77,724	$2,466,834
Net income (loss)	—	—	—	13,782	—	13,782	(27,882)	(7)	(14,107)
Other comprehensive income (loss)	—	—	—	—	2,087	2,087	—	142	2,229
Redemption of OP units for class A common stock	—	—	84	—	—	84	—	(84)	—
Equity-based compensation	—	24	7,091	—	—	7,115	—	40	7,155
Shares canceled for tax withholdings on vested equity awards	—	(5)	(5,032)	—	—	(5,037)	—	—	(5,037)
Contributions from noncontrolling interests	—	—	—	—	—	—	2,897	—	2,897
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,763)	(120)	(2,883)
Preferred stock dividends	—	—	—	(14,660)	—	(14,660)	—	—	(14,660)
Common stock dividends declared ($0.01 per share)	—	—	—	(1,763)	—	(1,763)	—	—	(1,763)
Reallocation of equity (Notes 2 and 8)	—	—	572	—	5	577	—	(577)	—
Balance at March 31, 2025	$794,670	$1,763	$8,001,880	$(6,840,143)	$2,597	$1,960,767	$402,780	$77,118	$2,440,665
Net income (loss)	—	—	—	31,622	—	31,622	(59,785)	1,082	(27,081)
Other comprehensive income (loss)	—	—	—	—	3,980	3,980	—	254	4,234
Redemption of OP units for class A common stock	—	43	28,066	—	—	28,109	—	(28,109)	—
Equity-based compensation	—	3	10,661	—	—	10,664	—	40	10,704
Shares canceled for tax withholdings on vested equity awards	—	—	(400)	—	—	(400)	—	—	(400)
Contributions from noncontrolling interests	—	—	—	—	—	—	14,228		14,228
Distributions to noncontrolling interests	—	—	—	—	—	—	(7)	(75)	(82)
Preferred stock dividends	—	—		(14,660)		(14,660)	—		(14,660)
Common stock dividends declared ($0.01 per share)	—	—		(1,812)		(1,812)	—		(1,812)
Reallocation of equity (Notes 2 and 8)	—	—	113		148	261	—	(261)	—
Balance at June 30, 2025	$794,670	$1,809	$8,040,320	$(6,824,993)	$6,725	$2,018,531	$357,216	$50,049	$2,425,796

The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities
Net income (loss)	$(40,539)	$99,162
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized carried interest (allocation) reversal, net	105,220	(109,810)
Unrealized principal investment (income) loss	15,731	(8,281)
Equity-based compensation	17,859	26,030
Amortization of deferred financing costs and debt discount and premium, net	1,630	1,248
Depreciation and amortization	15,811	17,264
Deferred income tax (benefit) expense	(1,161)	(609)
Other (gain) loss, net	(11,714)	12,091
Other adjustments, net	(761)	(197)
(Increase) decrease in other assets and due from affiliates	23,260	(4,513)
Increase (decrease) in other liabilities and due to affiliates	1,935	(36,868)
Net cash generated by (used in) operating activities	127,271	(4,483)
Cash Flows from Investing Activities
Contributions to and acquisition of equity investments	(189,766)	(74,847)
Return of capital from equity and debt investments	68,642	28,630
Proceeds from sale of equity investments	53,546	32,040
Repayment of loans receivable	—	1,000
Purchase of fixed assets	(928)	(3,305)
Cash derecognized in deconsolidation of sponsored funds and investment entities	—	(745)
Net cash generated by (used in) investing activities	(68,506)	(17,227)
Cash Flows from Financing Activities
Dividends paid to preferred stockholders	(29,320)	(29,320)
Dividends paid to common stockholders	(3,510)	(3,296)
Repayment or redemption of senior notes	—	(5,000)
Shares canceled for tax withholdings on vested equity awards	(5,437)	(8,516)
Contributions from noncontrolling interests	18,425	20,309
Distributions to and redemption of noncontrolling interests	(5,222)	(18,597)
Payment of contingent consideration to Wafra	—	(17,500)
Net cash generated by (used in) financing activities	(25,064)	(61,920)
Effect of foreign exchange on cash, cash equivalents and restricted cash	5,022	(704)
Net increase (decrease) in cash, cash equivalents and restricted cash	38,723	(84,334)
Cash, cash equivalents and restricted cash—beginning of period	306,298	350,250
Cash, cash equivalents and restricted cash—end of period	$345,021	$265,916

DigitalBridge Group, Inc.
Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets

	Six Months Ended June 30,
	2025	2024
Beginning of period
Cash and cash equivalents	$302,154	$345,335
Restricted cash	4,144	4,915
Total cash, cash equivalents and restricted cash—beginning of period	$306,298	$350,250

End of period
Cash and cash equivalents	$340,698	$261,173
Restricted cash	4,323	4,743
Total cash, cash equivalents and restricted cash—end of period	$345,021	$265,916
Supplemental Disclosure of Cash Flow Information

	Six Months Ended June 30,
(In thousands)	2025	2024
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$6,903	$9,209
Cash received (paid) for income taxes	(1,642)	5,342
Operating lease payments for corporate offices	4,362	4,603
Supplemental Disclosure of Cash Flows from Discontinued Operations
Net cash generated by (used in) operating activities of discontinued operations	$(275)	$(13,407)
Net cash generated by (used in) investing activities of discontinued operations	—	27
Supplemental Disclosure of Noncash Investing and Financing Activities
Dividends and distributions payable	$16,545	$16,698
Redemption of OP units for common stock	28,193	515
Exchange of notes into shares of class A common stock	—	72,717
Settlement of Wafra contingent consideration through issuance of class A common stock	—	17,500
Operating lease liabilities arising from establishment of ROU assets for corporate offices	4,007	—
Assets of sponsored funds deconsolidated (Note 9)	—	393,612
Liabilities of sponsored funds deconsolidated (Note 9)	—	(189)
Noncontrolling interests of sponsored funds deconsolidated (Note 9)	—	(262,970)

The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2025
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
Organization
The Company operates as a taxable C Corporation and conducts all of its activities and holds substantially all of its assets and liabilities through its operating subsidiary, DigitalBridge Operating Company, LLC (the "Operating Company" or the "OP"). The Company, as sole managing member, owned 96% of the OP at June 30, 2025, with the remaining 4% owned by certain current and former employees of the Company as noncontrolling interest. Following redemption of additional OP units, the Company's ownership increased to 97% and noncontrolling interest in the OP decreased to 3% as of July 31, 2025.
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
Noncontrolling Interests in Operating Company—This represents membership interests in OP held by certain current and former employees of the Company. Noncontrolling interests in OP are allocated a share of net income or loss in OP based upon their weighted average ownership interest in OP during the period. Noncontrolling interests in OP have the right to require OP to redeem part or all of such member’s membership units in OP or OP units for cash based on the market value of an equivalent number of shares of class A common stock of the Company at the time of redemption, or at the Company's election as managing member of OP, through issuance of shares of class A common stock (registered or unregistered) on a one-for-one basis. At the end of each reporting period, noncontrolling interests in OP is adjusted to reflect their ownership percentage in OP at the end of the period, through a reallocation between controlling and noncontrolling interests in OP, as applicable.
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
Future Accounting Standards
Measurement of Credit Losses for Accounts Receivable and Contract Assets
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which simplifies the estimation of expected credit losses applied to revenue transactions from contracts with customers (pursuant to Topic 606). The ASU provides for election of a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the current accounts receivable and current contract assets. This would forego the existing requirement to develop forecasts of future economic conditions in estimating expected credit losses.
The ASU is effective for interim and annual reporting periods beginning January 1, 2026 and is to be applied prospectively. Early adoption is permitted. The Company intends to elect the practical expedient, which is not expected to have a material impact on the Company's consolidated financial statements.
Acquisition of a Variable Interest Entity
In May 2025, the FASB issued ASU 2025-03, Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which modifies the Business Combination (Topic 805) framework for identifying the accounting acquirer in certain business combinations where the legal acquiree is a VIE. This changes existing guidance by replacing the previous requirement that in a business combination in which a VIE is acquired, the primary beneficiary of the VIE is always the accounting acquirer, even if the business combination would otherwise have been a reverse acquisition had the legal acquiree been a voting interest entity. The new standard requires that in a business combination effected primarily through exchange of equity interests, the general factors in Topic 805 are assessed to determine which entity is the accounting acquirer regardless of whether the legal acquiree is a VIE or voting interest entity. The guidance in Topic 805 considers various factors in determining the accounting acquirer, including but not limited to, relative voting rights of the combined entity, composition of the governing body and senior management of the combined entity, and relative sizes of the combining entities prior to the transaction. The new ASU therefore improves comparability in the accounting for business combinations that involve VIEs and voting interest entities. The determination of which entity is the accounting acquirer affects the application of acquisition accounting in which the acquiree's assets and liabilities are remeasured at fair value on acquisition date, and also affects the form and content of current and prior period financial statements included in SEC filings.
The ASU applies prospectively to interim and annual reporting periods beginning January 1, 2027. Early adoption is permitted.
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
3. Investments
The Company's equity and debt investments are represented by the following:

(In thousands)	June 30, 2025	December 31, 2024
Equity method investments
Principal investments	$1,427,692	$1,391,316
Carried interest allocation	721,545	894,553
Other equity investments	27,737	24,854
Debt investment	32,697	35,122
	2,209,671	2,345,845
Equity investments of consolidated funds
Marketable equity securities	99,516	83,269
Other investments	80,614	63,154
	$2,389,801	$2,492,268
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
Carried Interest Distributed
In 2025, carried interest of $2.5 million was distributed during the first quarter and recognized in carried interest allocations, of which $1.6 million of the distributed carried interest was allocated to current and former employees, recorded as either carried interest compensation or amounts attributable to noncontrolling interests (Note 14). There was no distribution of carried interest in the second quarter of 2025 and immaterial distributions in the three and six months ended June 30, 2024.
Clawback Obligation
The Company did not have a liability for clawback obligations on carried interest distributed as of June 30, 2025 and December 31, 2024.
With respect to funds that have distributed carried interest, if in the event all of their investments are deemed to have no value, all of the carried interest distributed to date of $164.5 million would be subject to clawback as of June 30, 2025, of which $109.4 million would be the responsibility of the recipients, being employees/former employees and a third party participation interest. For this purpose, a portion of carried interest distributed is generally held back from employees and former employees at the time of distribution. The amount withheld resides in entities outside of the Company. Generally, the Company, through the OP, has guaranteed the clawback obligation of its subsidiaries that act as general partner or special limited partner of its respective sponsored funds, for the benefit of these funds and their limited partners.
Other Equity Investments
Other equity investments include primarily investments potentially warehoused for future sponsored funds and an investment in a managed account.

These investments are generally carried at fair value or under the measurement alternative, which is at cost, adjusted for impairment and observable price changes. Changes in the value of these investments are recorded in other gain (loss) on the consolidated statements of operations.
Debt Investment
Interest income on debt investment is recorded in other income.
CLO Subordinated Notes
The Company holds all of the subordinated notes of a collateralized loan obligation ("CLO"), sponsored and managed by a third party. The CLO subordinated notes are classified as available-for-sale ("AFS") debt securities.
In October 2024, the secured notes of the CLO were refinanced, with no change in the underlying collateral asset pool. The reinvestment and non-call periods of the CLO were extended by two years, similarly with the final maturity date that was extended to 2037. All of the Company’s subordinated notes remain outstanding. The Company received $10.4 million of excess net proceeds from the refinance as the subordinated note holder, which was applied as a return of capital.
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
The balance of the CLO subordinated notes is summarized as follows:

	Amortized Cost without Allowance for Credit Loss	Allowance for Credit Loss	Gross Cumulative Unrealized
(in thousands)			Gains	Losses	Fair Value
June 30, 2025	$32,697	$—	$—	$—	$32,697
December 31, 2024	35,122	—	—	—	35,122
In estimating fair value of the CLO subordinated notes, classified as Level 3 of the fair value hierarchy, the Company used a benchmarking approach by looking to the implied credit spreads derived from observed prices on recent comparable CLO issuances, and also considering the current size and diversification of the CLO collateral pool, and projected return on the subordinated notes. Based upon these data points, at June 30, 2025 and December 31, 2024, the Company determined that the issued price of the subordinated notes, net of capital distributions, approximates a reasonable representation of fair value and that the CLO subordinated notes are not impaired.
Equity Investments of Consolidated Funds
The Company consolidates sponsored funds in which it has more than an insignificant equity interest in the fund as general partner (Note 13). Equity investments of consolidated funds are composed primarily of marketable equity securities held by funds in the liquid securities strategy and equity investment in a digital infrastructure portfolio company held by a single asset fund. Equity investments of consolidated funds are carried at fair value with changes in fair value recorded in other gain (loss) on the consolidated statements of operations.
4. Intangible Assets
Intangible assets are composed of the following:

	June 30, 2025			December 31, 2024
(In thousands)	Carrying Amount (1)(2)	Accumulated Amortization(1)(2)	Net Carrying Amount(1)	Carrying Amount (1)(2)	Accumulated Amortization(1)(2)	Net Carrying Amount(1)
Investment management contracts	$140,390	$(108,744)	$31,646	$138,494	$(97,371)	$41,123
Investor relationships	54,826	(27,856)	26,970	53,322	(24,761)	28,561
Trade name	4,300	(2,554)	1,746	4,300	(2,337)	1,963
Other (3)	1,518	(781)	737	1,518	(705)	813
	$201,034	$(139,935)	$61,099	$197,634	$(125,174)	$72,460
__________
(1)    Presented net of impairments and write-offs, if any.
(2)    Exclude intangible assets that were fully amortized in prior years.
(3)    Represents primarily the value of an acquired domain name.

Amortization expense for finite-lived intangible assets totaled $6.6 million and $7.5 million for the three months ended June 30, 2025 and 2024, respectively, and $13.2 million and $15.8 million for the six months ended June 30, 2025 and 2024, respectively. There was no impairment of identifiable intangible assets in the periods presented.
Future Amortization of Intangible Assets
The following table presents the expected future amortization of finite-lived intangible assets:

	Year Ending December 31,
(In thousands)	Remaining 2025	2026	2027	2028	2029	2030 and thereafter	Total
Amortization expense	$12,413	$17,905	$12,091	$7,997	$3,184	$7,509	$61,099
5. Restricted Cash, Other Assets and Other Liabilities
Restricted Cash
Restricted cash principally represents cash reserves that are maintained pursuant to the governing agreements of the securitized debt of the Company.
Other Assets
The following table summarizes the Company's other assets.

(In thousands)	June 30, 2025	December 31, 2024
Prepaid taxes and deferred tax assets, net	$4,332	$3,447
Operating lease right-of-use asset for corporate offices	24,651	28,901
Accounts receivable, net	2,661	3,056
Prepaid expenses	4,833	4,531
Other assets	2,361	2,412
Fixed assets, net (1)	7,847	9,712
Assets of discontinued operations (2)	363	445
Total other assets	$47,048	$52,504
__________
(1)    Net of accumulated depreciation of $11.2 million at June 30, 2025 and $10.0 million at December 31, 2024.
(2)    Assets of discontinued operations consists of remaining equity investments excluded from the Company's previous bulk sale of its real estate related investments.

Other Liabilities
The following table summarizes the Company's other liabilities:

(In thousands)	June 30, 2025	December 31, 2024
Deferred investment management fees (1)	$26,038	$9,306
Interest payable on corporate debt	98	164
Common and preferred stock dividends payable	16,545	16,524
Current and deferred income tax liability	6,312	5,798
Accrued compensation	36,030	54,644
Accrued incentive fee and carried interest compensation	417,261	497,288
Operating lease liability for corporate offices	37,189	43,351
Contingent consideration payable—InfraBridge (Note 9)	2,300	6,100
DBRG stock warrants (Note 9)	500	700
Accounts payable and accrued expenses	38,302	26,327
Due to affiliates (Note 14)	1,254	1,675
Other liabilities	5,088	6,579
Liabilities of discontinued operations	344	259
Securities sold short—consolidated funds	61,667	47,930
Due to custodians—consolidated funds	10,833	9,121
Other liabilities	$659,761	$725,766
__________
(1)    Deferred investment management fees are expected to be recognized as fee revenue over a weighted average period of 4.4 years and 3.2 years as of June 30, 2025 and December 31, 2024. Deferred investment management fees recognized as income of $1.4 million and $1.7 million in the three months ended June 30, 2025 and 2024, respectively, and $2.8 million and $3.0 million in the six months ended June 30, 2025 and 2024, respectively, pertain to the deferred management fee balance at the beginning of each respective period.
Deferred Income Taxes
The Company has significant deferred tax assets, related principally to capital loss carryforwards, outside basis difference in DBRG's interest in the OP, outside basis difference in investment in partnerships and net operating losses generated by a taxable U.S. subsidiary. As of June 30, 2025 and December 31, 2024, a full valuation allowance has been established as the realizability of these deferred tax assets did not meet the more-likely-than-not threshold.
New U.S. Tax Legislation
On July 4, 2025, the legislation formally titled “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” (“the Act”), commonly referred to as the One Big Beautiful Bill Act, was enacted into law. The centerpiece of the bill is the extension of expiring and in some cases, expired provisions of the 2017 Tax Cuts and Jobs Act.
The provisions of this Act could affect the Company's effective tax rate, current tax payable and measurement of the Company's deferred tax assets and liabilities, including its assessment of realizability. Where applicable, the income tax effect of the Act would be recognized beginning with the Company's interim period ending September 30, 2025. The Company is evaluating the effects of this new legislation on its consolidated financial statements, noting that interpretation of the various provisions of this Act and their application thereof may change as new information becomes available.
6. Debt
The Company's corporate debt is composed of a securitized financing facility and, prior to their full exchange or redemption in 2024, senior notes issued by the OP that are recourse to the Company, as discussed further below.

	June 30, 2025			December 31, 2024
(In thousands)	Principal	Deferred Financing Cost	Amortized Cost	Principal	Deferred Financing Cost	Amortized Cost
Securitized financing facility	$300,000	$(2,008)	$297,992	$300,000	$(3,638)	$296,362
Securitized Financing Facility
In July 2021, special-purpose subsidiaries of the OP (the "Co-Issuers") issued Series 2021-1 Secured Fund Fee Revenue Notes, composed of: (i) $300 million aggregate principal amount of 3.933% Secured Fund Fee Revenue Notes, Series 2021-1, Class A-2 (the “Class A-2 Notes”); and (ii) up to $100 million (following the Company's election in June 2025 to reduce its capacity from $300 million, pursuant to its terms) Secured Fund Fee Revenue Variable Funding Notes,

Series 2021-1, Class A-1 (the “VFN” and, together with the Class A-2 Notes, the “Series 2021-1 Notes”). The VFN allow the Co-Issuers to borrow on a revolving basis. The Series 2021-1 Notes were issued under an Indenture dated July 2021, as amended in April 2022, that allows the Co-Issuers to issue additional series of notes in the future, subject to certain conditions.
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
The following table summarizes certain key terms of the securitized financing facility:

($ in thousands)	Outstanding Principal	Interest Rate (Per Annum)(1)	Anticipated Repayment Date(2)	Years Remaining to Maturity(2)
Class A-2 Notes	$300,000	3.93%	September 2026	1.2
Variable Funding Notes	—	Adjusted 1-month Term SOFR + 3%	September 2026	NA
__________
(1)    Adjusted 1-month Term Secured Overnight Financing Rate ("SOFR") is the equivalent of 1-month Term SOFR plus 0.11448%. Unused capacity under the VFN facility is subject to a commitment fee of 0.5% per annum.
(2)    The final maturity date of the Class A-2 Notes is in September 2051. The anticipated repayment date of the VFN reflects its final one year extension exercised in July 2025.
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

7. Stockholders' Equity
The table below summarizes the share activities of the Company's preferred stock and common stock.

	Number of Shares
(In thousands)	Preferred Stock	Class A Common Stock	Class B Common Stock
Shares outstanding at December 31, 2023	32,876	163,209	166
Exchange of notes for class A common stock	—	8,245	—
Shares issued upon redemption of OP units	—	85	—
Settlement of Wafra contingent consideration (1)	—	1,020	—
Equity awards issued, net of forfeitures	—	1,471	—
Shares canceled for tax withholding on vested equity awards	—	(430)	—
Shares outstanding at June 30, 2024	32,876	173,600	166

Shares outstanding at December 31, 2024	32,876	174,202	150
Shares issued upon redemption of OP units	—	4,363	—
Conversion of class B to class A common stock	—	150	(150)
Equity awards issued, net of forfeitures	—	2,730	—
Shares canceled for tax withholding on vested equity awards	—	(558)	—
Shares outstanding at June 30, 2025	32,876	180,887	—
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
The table below summarizes the preferred stock issued and outstanding at June 30, 2025:

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

Common Stock
In 2025, 149,571 shares of class B common stock, which represented all issued and outstanding shares of class B common stock, were converted pursuant to their terms into an equivalent number of shares of class A common stock, and were cancelled following their conversion.
Previously, class B common stock had the same rights and privileges, and ranked equally, shared ratably in dividends and distributions, and was identical in all respects as to all matters as class A common stock, except that class B common stock had thirty-six and one-half votes per share while Class A common stock has one vote per share. This had given the holders of class B common stock a right to vote that reflected the aggregate outstanding non-voting economic interest in the Company (in the form of OP units) attributed to class B common stock holders and therefore, did not provide any disproportionate voting rights. Class B common stock had been issued as consideration in the Company's acquisition in April 2015 of the investment management business and operations of its former manager, which was previously controlled by the Company's former Executive Chairman.
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
Changes in Components of AOCI—Stockholders

(In thousands)	Foreign Currency Translation Gain (Loss)
AOCI at December 31, 2023	$1,411
Other comprehensive income (loss) before reclassifications	(634)
Amounts reclassified from AOCI (1)	(22)
AOCI at June 30, 2024	$755

AOCI at December 31, 2024	$505
Other comprehensive income (loss)	6,220
AOCI at June 30, 2025	$6,725
__________
(1)    Amounts reclassified out of AOCI attributable to stockholders reflect the release of foreign currency cumulative translation adjustments.
8. Noncontrolling Interests
Redeemable Noncontrolling Interests
The following table presents the activities in redeemable noncontrolling interests in open-end funds in the liquid securities strategy consolidated by the Company.

	Six Months Ended June 30,
(In thousands)	2025	2024
Redeemable noncontrolling interests
Beginning balance	$24,356	$17,862
Contributions	1,300	1,000
Distributions paid and payable, including redemptions	(1,273)	—
Net income (loss)	649	891
Ending balance	$25,032	$19,753

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
Redemption of OP units—The Company redeemed OP units totaling 5,622,793 in 2025 (including 1,259,793 OP units in July 2025, following which noncontrolling interest in the OP decreased to 3% as of July 31, 2025) and 452,418 in 2024 through issuance of an equal number of shares of class A common stock on a one-for-one basis.
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

	Fair Value Measurement Hierarchy
(In thousands)	Level 1	Level 2	Level 3	Total
June 30, 2025
Assets
Investments (Note 3)
Other equity investments—Marketable equity securities	$313	$—	$—	$313
CLO subordinated notes	—	—	32,697	32,697
Equity investments of consolidated funds	99,516	—	80,614	180,130
Fair Value Option:
Equity method investment	—	—	140,645	140,645
Liabilities
Other liabilities
InfraBridge contingent consideration	—	—	2,300	2,300
DBRG stock warrants	—	—	500	500
Securities of consolidated funds sold short	61,667	—	—	61,667
December 31, 2024
Assets
Investments (Note 3)
Other equity investments—Marketable equity securities	$242	$—	$—	$242
CLO subordinated notes	—	—	35,122	35,122
Equity investments of consolidated funds	83,269	—	63,154	146,423
Fair Value Option:
Equity method investment	—	—	137,154	137,154
Liabilities
Other liabilities
InfraBridge contingent consideration	—	—	6,100	6,100
DBRG stock warrants	—	—	700	700
Securities of consolidated funds sold short	47,930	—	—	47,930
Equity Investments of Consolidated Funds
Equity investments of consolidated funds include marketable equity securities held by our liquid strategy funds, valued based upon listed prices in active markets, classified as Level 1; and equity investment in a digital infrastructure portfolio company held by a single asset fund. The marketable equity securities comprise publicly listed stocks in the U.S. and Europe, and primarily in the digital infrastructure, real estate, technology, media and telecommunications sectors. The other equity investment, classified as level 3, was valued at June 30, 2025 using a market approach that considers revenue multiples of other comparable companies.
Fair Value Option
Equity Method Investments
The Company has elected to account for a co-investment in a portfolio company as an equity method investment under the fair value option. Fair value was determined using a discounted cash flow model based upon projected earnings using a discount rate of 11.0% at both June 30, 2025 and December 31, 2024. The fair value is classified as Level 3 of the fair value hierarchy and changes in fair value are recorded in principal investment income.
DBRG Stock Warrants
The Company previously issued five warrants to affiliates of Wafra, Inc. (collectively "Wafra"), a private investment firm in connection with Wafra's investment in the Company's investment management business in 2020. Wafra's investment was subsequently redeemed in 2022, while the warrants remain outstanding. Each warrant entitled Wafra to purchase up to 1,338,000 shares of the Company's class A common stock at staggered strike prices between $9.72 and $24.00 each, exercisable through July 17, 2026.
The terms of the warrant purchase agreement provided for net cash settlement upon exercise of the warrants, at election of either the Company or Wafra, if such exercise would result in Wafra beneficially owning in excess of 9.8% of the issued and outstanding shares of the Company's class A common stock. Inclusion of the cash settlement feature resulted in a liability classification, which subjected the warrants to fair value remeasurement each period through earnings.
In March 2024, three of the five warrants were sold by Wafra to a third party and in conjunction therewith, the terms of the warrants were amended which removed the cash settlement feature, resulting in a reclassification of the warrants from liability to equity. Under equity classification, the three warrants are no longer subject to fair value remeasurement.
No warrants have been exercised to-date.
At June 30, 2025, the two liability-classified warrants were carried at fair value, measured using a Black-Scholes option pricing model, applying the following inputs: (a) estimated volatility for DBRG's class A common stock of 44.3% (34.7% at December 31, 2024); (b) closing stock price of DBRG's class A common stock on the last trading day of the quarter; (c) the strike price for each warrant; (d) remaining term to expiration of the warrants; and (e) risk free rate of 3.95% per annum (4.21% per annum at December 31, 2024), derived from the daily U.S. Treasury yield curve rates to correspond to the remaining term to expiration of the warrants.
Contingent Consideration
In connection with the acquisition of InfraBridge, contingent consideration is payable if prescribed fundraising targets are met. In measuring the contingent consideration at June 30, 2025 and December 31, 2024, the Company applied a probability-weighted approach to the likelihood of meeting various fundraising targets and discounted the estimated future contingent consideration payment at 6.7% and 7.3%, respectively, to derive a present value amount, classified as Level 3 of the fair value hierarchy.
Changes in Level 3 Fair Value
The following table presents changes in recurring Level 3 fair value assets held for investment. Realized and unrealized gains (losses) are included in other gain (loss).

	Level 3 Assets		Level 3 Liabilities
	Fair Value Option - Equity Method Investments	Equity Investment of Consolidated Funds	DBRG Stock Warrants	InfraBridge Contingent Consideration
(In thousands)
Fair value at December 31, 2023	$6,700	$416,614	$(39,200)	$(11,338)
Election of fair value option	128,742	—	—	—
Deconsolidation of sponsored funds	—	(393,614)	—	—
Unrealized gain (loss) in earnings, net	(2,490)	—	3,000	1,838
Reclassification to equity	—	—	33,000	—
Fair value at June 30, 2024	$132,952	$23,000	$(3,200)	$(9,500)

Net unrealized gain (loss) in earnings on instruments held at June 30, 2024	$(2,490)	$—	$5,900	$1,838

Fair value at December 31, 2024	$137,154	$63,154	$(700)	$(6,100)
Contributions	—	17,333	—	—
Unrealized gain (loss) in earnings, net	3,491	127	200	3,800
Fair value at June 30, 2025	$140,645	$80,614	$(500)	$(2,300)

Net unrealized gain (loss) in earnings on instruments held at June 30, 2025	$3,491	$127	$200	$3,800
Nonrecurring Fair Values
The Company measures fair value of certain assets on a nonrecurring basis: (i) on the acquisition date for business combinations; (ii) when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable or availability of observable prices for equity investments under the measurement alternative; and (iii) upon deconsolidation of a subsidiary for any retained interest. Adjustments to fair value generally result from application of the lower of amortized cost or fair value for assets held for disposition or otherwise, an adjustment of asset values due to impairment or observable price changes.

Certain equity investments accounted for under the measurement alternative were carried at estimated fair values of $7.5 million at June 30, 2025 based upon an indicative transaction price and $15.0 million at December 31, 2024 based upon pricing from a recent funding, or applying a probability-weighted approach to different recovery outcomes. These represent level 3 fair values.
Fair Value of Financial Instruments Reported at Cost
The Company's debt obligation, specifically its secured fund fee revenue notes had fair values of $291.4 million at June 30, 2025 and $285.8 million at December 31, 2024, estimated based upon indicative quotes.
The carrying values of cash and cash equivalents, accounts receivable, due from and to affiliates, interest payable and accounts payable generally approximate fair value due to their short term nature, and credit risk, if any, is negligible.
10. Earnings per Share
The following table presents the basic and diluted earnings per common share computations.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2025	2024	2025	2024
Net income (loss) allocated to common stockholders
Income (Loss) from continuing operations attributable to DigitalBridge Group, Inc.	$30,075	$92,097	$47,775	$75,599
Preferred dividends	(14,660)	(14,660)	(29,320)	(29,320)
Income (Loss) allocated to participating securities	(401)	(1,617)	(351)	(624)
Income (Loss) from continuing operations attributable to common stockholders	15,014	75,820	18,104	45,655
Income (Loss) from discontinued operations attributable to common stockholders	1,547	(674)	(2,371)	(13,804)
Net income (loss) attributable to common stockholders—basic	16,561	75,146	15,733	31,851
Interest expense attributable to exchangeable notes (Note 6)	—	72	—	443
Net income (loss) allocated to common stockholders—basic and diluted	$16,561	$75,218	$15,733	$32,294
Weighted average common shares outstanding
Weighted average number of common shares outstanding—basic	173,059	170,358	172,373	165,748
Weighted average effect of dilutive shares (1)(2)(3)	34	1,708	76	5,285
Weighted average number of common shares outstanding—diluted	173,093	172,066	172,449	171,033
Income (Loss) per share—basic
Income (Loss) from continuing operations	$0.09	$0.44	$0.10	$0.27
Income (Loss) from discontinued operations	0.01	0.00	(0.01)	(0.08)
Net income (loss) attributable to common stockholders per common share—basic	$0.10	$0.44	$0.09	$0.19
Income (Loss) per share—diluted
Income (Loss) from continuing operations	$0.09	$0.44	$0.10	$0.27
Income (Loss) from discontinued operations	0.01	0.00	(0.01)	(0.08)
Net income (loss) attributable to common stockholders per common share—diluted	$0.10	$0.44	$0.09	$0.19
__________
(1)    The calculation of diluted earnings per share includes the weighted average effect of class A common shares and share equivalents issuable in relation to the following dilutive securities: (i) performance stock units (Note 12) of 34,000 and 185,800 for the three months ended June 30, 2025 and 2024, respectively, and 36,200 and 148,700 for the six months ended June 30, 2025 and 2024, respectively; (ii) DBRG stock warrants that were in-the-money (Note 9) of 747,600 for the three months ended June 30, 2024 and 39,400 for the six months ended June 30, 2025; (iii) Wafra contingent consideration which was settled in March 2024 (Note 7) of 504,600 for the six months ended June 30, 2024; and (iv) exchangeable senior notes which are no longer outstanding effective April 2024 (Note 6) of 774,400 and 4,631,400 shares for the three and six months ended June 30, 2024, respectively.
(2)    The calculation of diluted earnings per share excludes the weighted average effect of 1,029,600 class A common shares that are issuable to net settle the exercise of DBRG stock warrants for the six months ended June 30, 2024, as their inclusion would be antidilutive.
(3)    OP units may be redeemed for registered or unregistered class A common stock of the Company on a one-for-one basis and are not dilutive. At June 30, 2025 and 2024, 7,560,400 and 12,290,700 of OP units, respectively, were not included in the computation of diluted earnings per share in the respective periods presented.

11. Fee Revenue
The following table presents the Company's fee revenue by type.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Management fees	$84,373	$75,687	$174,233	$147,531
Incentive fees	600	1,651	606	2,532
Other fees	289	1,267	562	1,497
Total fee revenue	$85,262	$78,605	$175,401	$151,560
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
Revenue Concentration
Revenue concentration is defined as a single fund or investment vehicle that generates 10% or more of the Company's total management fees. Three funds met the concentration criteria, aggregating to 62.3% and 64.5%of total management fees for the three and six months ended June 30, 2025, respectively.
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

	2025 PSU Grants	2024 PSU Grants	2023 PSU Grants
Expected volatility of the Company's class A common stock (1)	49.8%	44.6%	41.3%
Risk-free rate (per annum) (2)	3.9%	4.5%	3.8%
__________
(1)    Based upon the historical volatility of the Company's stock and those of a specified peer group.
(2)    Based upon the continuously compounded zero-coupon U.S. Treasury yield for the term coinciding with the measurement period of the award as of valuation date.
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

LTIP units issued have both a service condition and a market condition based upon the Company's class A common stock achieving a target price over a predetermined measurement period, subject to continuous employment to the time of vesting, and valued using a Monte Carlo simulation. No LTIP awards were issued in 2025 and 2024.
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
Equity-based compensation cost in continuing operations is presented on the consolidated statement of operations, as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Compensation expense	$10,725	$17,641	$18,345	$26,855
Administrative expense	148	—	239	—
	$10,873	$17,641	$18,584	$26,855
Changes in unvested equity awards are summarized below.

							Weighted Average Grant Date Fair Value
	Restricted Stock	LTIP units (1)	DSUs	RSUs (2)	PSUs (3)	Total	PSUs	All Other Awards
Unvested shares and units at December 31, 2024	3,199,827	125,000	30,819	13,305	631,257	4,000,208	$16.29	$15.68
Granted	2,776,843	—	46,206	832,574	485,902	4,141,525	9.32	9.84
Vested	(1,683,255)	—	(31,212)	(4,435)	—	(1,718,902)	—	15.68
Forfeited	(51,112)	—	—	—	(185,675)	(236,787)	27.36	19.26
Unvested shares and units at June 30, 2025	4,242,303	125,000	45,813	841,444	931,484	6,186,044	10.45	11.58
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
Fair value of equity awards that vested, determined based upon their respective fair values at vesting date, totaled $1.8 million and $11.5 million for the three months ended June 30, 2025 and 2024, respectively, and $17.0 million and $29.9 million for the six months ended June 30, 2025 and 2024, respectively.
At June 30, 2025, aggregate unrecognized compensation cost for all unvested equity awards was $47.1 million, which is expected to be recognized over a weighted average period of 1.8 years.
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
Consolidated Company-Sponsored Funds—The Company currently consolidates sponsored funds in which it has more than an insignificant equity interest in the fund as general partner. As a result, the Company is considered to be acting in the capacity of a principal of the sponsored fund and is therefore the primary beneficiary of the fund. The Company’s exposure is limited to its capital account balance in the consolidated funds of $85.3 million at June 30, 2025 and $79.3 million at December 31, 2024. The liabilities of the consolidated funds may only be settled using assets of the consolidated funds, and the Company, as general partner, is not obligated to provide any financial support to the consolidated funds. The Company does not have unfunded commitments to consolidated funds.
The following table presents the assets and liabilities of the consolidated funds:

(In thousands)	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$65,326	$62,630
Investments (Note 3)	180,130	146,423
Other assets	860	724
	$246,316	$209,777
Liabilities
Other liabilities
Securities sold short	$61,667	$47,930
Due to custodian	10,833	9,121
Other	192	697
	$72,692	$57,748
Unconsolidated Company-Sponsored Funds—The Company does not consolidate its sponsored funds where it has insignificant equity interests in these funds as general partner. As such interests absorb insignificant variability from the fund, the Company is considered to be acting in the capacity of an agent of the fund and is therefore not the primary beneficiary of these funds. The Company accounts for its equity interests in unconsolidated funds under the equity method. The Company's maximum exposure to loss is limited to the outstanding balance of its investment in the unconsolidated funds (Note 3) of $2.0 billion at June 30, 2025 and $2.1 billion at December 31, 2024. The Company also has receivables from its unconsolidated funds for fee revenue and reimbursable or recoverable costs, as discussed in Note 14. At June 30, 2025, the Company's unfunded commitments to its unconsolidated funds as general partner and general partner affiliate totaled $187.3 million (including commitments attributed to the ownership by employees and former employees in the general partner entities). Generally, the timing for funding of these commitments is not known and the commitments are callable on demand at any time prior to their respective expirations.
14. Transactions with Affiliates
Affiliates include (i) investment vehicles that the Company sponsors and/or manages, and in which the Company has an equity interest; (ii) portfolio companies of sponsored funds; and (iii) directors and employees of the Company.
Amounts due from and due to affiliates consist of the following:

(In thousands)	June 30, 2025	December 31, 2024
Due from Affiliates
Investment vehicles and portfolio companies
Fee revenue	$86,016	$103,402
Cost reimbursements and recoverable expenses	12,958	19,111
Employees and other affiliates	1,036	1,673
	$100,010	$124,186
Due to Affiliates (Note 5)
Employees and other affiliates	$1,254	$1,675
	$1,254	$1,675
Significant transactions with affiliates include the following:
Fee Revenue—Fee revenue earned from investment vehicles that the Company manages and/or sponsors, and in which the Company has an equity interest, are presented in Note 11. Substantially all fee revenue are from affiliates, except for management fees and incentive fee from sub-advisory accounts and generally, other fee revenue.
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
To the extent the Company determines it acts in the capacity of principal in the incurrence of such costs, the reimbursements are included in other income, which totaled $2.6 million and $3.3 million for the three months ended June 30, 2025 and 2024, respectively, and $4.9 million and $5.8 million for the six months ended June 30, 2025 and 2024, respectively. To the extent the Company determines that it acts in the capacity of an agent, the costs incurred and related reimbursements are presented on a net basis in the consolidated statements of operations.
Warehoused Investments—The Company may acquire and temporarily warehouse investments on behalf of prospective sponsored investment vehicles (Note 3). The warehoused investments are transferred to the investment vehicle when sufficient third party capital, including debt, is raised. The Company may be paid a fee by the investment vehicle, akin to an interest charge, typically calculated as a percentage of the acquisition price of the investment, to compensate the Company for its cost of holding the investment during the warehouse period. The terms of such arrangements may differ for each sponsored investment vehicle and by investment.
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
With respect to investment vehicles sponsored by the Company for which Messrs. Ganzi and Jenkins are invested in their capacity as former owners of DBH, and not in their capacity as employees of the Company, any carried interest entitlement attributed to such investments by Messrs. Ganzi and Jenkins as general partner are not subject to continuing vesting provisions and do not represent compensatory arrangements to the Company. Such carried interest allocation to Messrs. Ganzi and Jenkins that are unrealized or distributed but unpaid are included in noncontrolling interests on the balance sheet in the amount of $80.3 million at June 30, 2025 and $121.1 million at December 31, 2024. Carried interest allocated are recorded as net loss attributable to noncontrolling interests totaling $26.9 million and $40.8 million for the three and six months ended June 30, 2025, respectively, and net income attributable to noncontrolling interests totaling $3.9 million and $7.3 million for the three and six months ended June 30, 2024, respectively.
Investment in Managed Investment Vehicles—Subject to the Company's related party policies and procedures, certain employees (who may thereafter become former employees) may invest on a discretionary basis in investment vehicles sponsored by the Company, either directly in the vehicle or indirectly through the Company's general partner entities. These investments are not subject to management fees or carried interest, but otherwise bear their proportionate share of other operating expenses of the investment vehicles. Such investments in consolidated investment vehicles and general partner entities totaled $58.9 million at June 30, 2025 and $58.0 million at December 31, 2024, reflected in redeemable noncontrolling interests and noncontrolling interests in investment entities on the balance sheet. The employees' and former employees' share was a net income of $1.5 million and $2.0 million for the three months ended June 30, 2025 and 2024, respectively, and net income of $1.3 million and $2.2 million for the six months ended June 30, 2025 and 2024, respectively. Such amounts are reflected in net income (loss) attributable to noncontrolling interests on the consolidated statement of operations and exclude their share of carried interest allocation, which is reflected in incentive fee and carried interest compensation expense and net income (loss) attributable to noncontrolling interests.
Private Aircraft—Pursuant to Mr. Ganzi’s employment agreement, the Company has agreed to reimburse Mr. Ganzi for the variable costs of business travel on a chartered or private jet (including any aircraft that Mr. Ganzi may partially or fully own), provided that the Company will not reimburse the allocable share (based on the total number of passengers) of such variable costs for any passenger who is not traveling on Company business. The Company has also agreed to reimburse Mr. Ganzi for the cost of up to 100 hours of personal travel, which is treated as a compensatory arrangement. Additionally, the Company has agreed to reimburse Mr. Ganzi for a proportional share of the fixed cash costs of any aircraft partially or fully owned by Mr. Ganzi. The fixed cost reimbursements will be made based on an allocable portion of annual fixed cash operating costs of the aircraft, based on the total number of hours the aircraft is used for Company business and personal hours claimed (up to 100 hours annually) divided by the total hours flown. Expenses incurred on behalf of Mr. Ganzi and expenses reimbursed or are reimbursable to Mr. Ganzi associated with the use of private aircraft (including both aircraft owned by Mr. Ganzi and third party chartered flights) totaled $1.0 million and $2.0 million for the three months ended June 30, 2025 and 2024, respectively, and $2.7 million and $3.1 million for the six months ended June 30, 2025 and 2024, respectively.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Fee revenue	$85,262	$78,605	$175,401	$151,560
Carried interest allocation	(115,074)	288,244	(170,538)	279,766
Principal investment income	20,437	15,982	25,744	18,827
Other income	6,168	7,505	11,633	14,576
Total revenues	(3,207)	390,336	42,240	464,729
Expenses
Compensation expense—cash and equity-based	47,002	51,661	93,112	102,845
Compensation expense—incentive fee and carried interest allocation	(43,372)	178,430	(65,676)	171,716
Administrative and other expenses	11,440	26,508	27,386	50,818
Interest expense	4,570	3,136	8,468	8,328
Transaction-related costs	4,208	671	8,629	1,431
Depreciation and amortization	8,585	8,097	15,811	17,264
Total expenses	32,433	268,503	87,730	352,402
Other income (loss)
Other gain (loss), net	9,063	8,810	8,544	2,916
Income (loss) from continuing operations before income taxes	(26,577)	130,643	(36,946)	115,243
Income tax benefit (expense)	(753)	7	(1,054)	(1,239)
Income (loss) from continuing operations	(27,330)	130,650	(38,000)	114,004
Income (loss) from continuing operations attributable to noncontrolling interests:
Redeemable noncontrolling interests	1,397	158	649	891
Investment entities	(59,785)	32,921	(87,667)	34,388
Operating Company	983	5,474	1,243	3,126
Income (loss) from continuing operations attributable to DigitalBridge Group, Inc.	$30,075	$92,097	$47,775	$75,599
Preferred stock dividends	14,660	14,660	29,320	29,320
Income (loss) from continuing operations attributable to common stockholders	$15,415	$77,437	$18,455	$46,279

Reconciliation of segment earnings measure to consolidated statement of operations:
Income (loss) from continuing operations attributable to common stockholders	$15,415	$77,437	$18,455	$46,279
Income (loss) from discontinued operations attributable to common stockholders	1,547	(674)	(2,371)	(13,804)
Net income (loss) attributable to common stockholders	$16,962	$76,763	$16,084	$32,475

Geography
Geographic information about the Company's total revenues from continuing operations and long-lived assets, excluding assets of discontinued operations, are as follows. Geography is generally presented as the location in which income generating services are substantially performed.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Total revenues by geography:
United States	$(16,262)	$371,372	$16,828	$428,972
Europe (1)	10,444	15,627	20,428	29,874
Other	21	21	36	48
Total (2)	$(5,797)	$387,020	$37,292	$458,894

(In thousands)	June 30, 2025	December 31, 2024
Long-lived assets by geography:
United States	$18,905	$17,514
Europe	11,292	18,547
Other	2,301	2,551
Total (3)	$32,498	$38,612
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
16. Commitments and Contingencies
Litigation
The Company may be involved in litigation and other proceedings that arise in the ordinary course of business. As of June 30, 2025, the Company is not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.
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
Our Business
We are a leading global investment manager in digital infrastructure, deploying and managing capital across the digital ecosystem, including data centers, cell towers, fiber networks, small cells, and edge infrastructure. Our diverse global investor base includes public and private pensions, sovereign wealth funds, asset managers, insurance companies, and endowments. At June 30, 2025, we had $39.7 billion of fee earning equity under management ("FEEUM").
We are headquartered in Boca Raton, Florida, with key offices in New York, London, Luxembourg and Singapore. At June 30, 2025, we had 309 employees.
We operate as a taxable C Corporation and conduct substantially all of our activities and hold substantially all of our assets and liabilities through our Operating Company. As sole managing member, we own 96% of the Operating Company at June 30, 2025, which increased to 97% as of July 31, 2025 following redemption of additional OP units.
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
Significant Developments
The following summarizes significant developments that affected our business and results of operations in 2025.
Capital Raise
•In 2025, through the second quarter, we raised $2.5 billion of capital, primarily for the third series in our flagship value-add strategy and co-investment vehicles.
Realization of Investment
•In connection with our participation in a secondary sale of equity by our DataBank portfolio company in February 2025, we received proceeds of approximately $59.7 million, representing $34.0 million realized principal investment income, $24.8 million return of capital and our share of carried interest of $0.9 million.

Fund Performance Metrics
Certain performance metrics for our key investment funds from inception through June 30, 2025 are presented in the table below. Excluded are funds with less than one year of performance history as of June 30, 2025, funds and separately managed accounts in the liquid strategy, co-investment vehicles and separately capitalized portfolio companies. The historical performance of our funds is not indicative of their future performance nor indicative of the performance of our other existing funds or of any of our future funds. An investment in DBRG is not an investment in any of our funds and these fund performance metrics are not indicative of the performance of DBRG.

($ in millions)	Inception Date (2)	Total Commitments	Invested Capital (3)	Available Capital (4)	Investment Value			MOIC (8) (10)		IRR (9) (10)
Fund (1)					Unrealized (5)	Realized (6)	Total (7)	Gross	Net	Gross	Net
Value-Add
DBP I	Mar-2018	$4,059	$4,825	$206	$6,123	$1,417	$7,540	1.6x	1.4x	12.0%	9.0%
DBP II	Nov-2020	8,286	8,057	570	10,085	843	10,928	1.4x	1.2x	11.0%	8.0%
Core
SAF	Nov-2022	1,110	994	102	1,105	25	1,130	1.1x	1.1x	6.8%	4.7%
InfraBridge
GIF I	Mar-2015	1,411	1,504	383	989	1,449	2,438	1.6x	1.4x	9.3%	6.6%
GIF II	Jun-2018	3,382	3,160	192	2,104	507	2,611	0.8x	0.7x	<0%	<0%
Credit
Credit I	Dec-2022	697	635	325	420	279	699	1.1x	1.1x	9.7%	6.5%
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

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2025	2024	Change	2025	2024	Change
Revenues
Fee revenue	$85,262	$78,605	$6,657	$175,401	$151,560	$23,841
Carried interest allocation (reversal)	(115,074)	288,244	(403,318)	(170,538)	279,766	(450,304)
Principal investment income	20,437	15,982	4,455	25,744	18,827	6,917
Other income	6,168	7,505	(1,337)	11,633	14,576	(2,943)
Total revenues	(3,207)	390,336	(393,543)	42,240	464,729	(422,489)
Expenses
Compensation expense—cash and equity-based	47,002	51,661	(4,659)	93,112	102,845	(9,733)
Compensation expense—incentive fee and carried interest allocation (reversal)	(43,372)	178,430	(221,802)	(65,676)	171,716	(237,392)
Administrative and other expenses	11,440	26,508	(15,068)	27,386	50,818	(23,432)
Interest expense	4,570	3,136	1,434	8,468	8,328	140
Transaction-related costs	4,208	671	3,537	8,629	1,431	7,198
Depreciation and amortization	8,585	8,097	488	15,811	17,264	(1,453)
Total expenses	32,433	268,503	(236,070)	87,730	352,402	(264,672)
Other income (loss)
Other gain (loss), net	9,063	8,810	253	8,544	2,916	5,628
Income (Loss) before income taxes	(26,577)	130,643	(157,220)	(36,946)	115,243	(152,189)
Income tax benefit (expense)	(753)	7	(760)	(1,054)	(1,239)	185
Income (Loss) from continuing operations	(27,330)	130,650	(157,980)	(38,000)	114,004	(152,004)
Income (Loss) from discontinued operations	1,646	(722)	2,368	(2,539)	(14,842)	12,303
Net income (loss)	(25,684)	129,928	(155,612)	(40,539)	99,162	(139,701)
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	1,397	158	1,239	649	891	(242)
Investment entities	(59,785)	32,921	(92,706)	(87,667)	34,388	(122,055)
Operating Company	1,082	5,426	(4,344)	1,075	2,088	(1,013)
Net income (loss) attributable to DigitalBridge Group, Inc.	31,622	91,423	(59,801)	45,404	61,795	(16,391)
Preferred stock dividends	14,660	14,660	—	29,320	29,320	—
Net income (loss) attributable to common stockholders	$16,962	$76,763	(59,801)	$16,084	$32,475	(16,391)

Revenues
Total revenues were negative $3.2 million in the second quarter of 2025 and positive $390.3 million in the same period in 2024, and $42.2 million and $464.7 million in the six months ended June 30, 2025 and 2024, respectively. The large swings in total revenues were driven by significant variability in unrealized carried interest, specifically a large net reversal in 2025 and net positive allocations in 2024. Additionally, there were increases to fee revenue, driven mainly by additional capital raised for our third flagship fund.
The key components of revenue are discussed in more detail below.
Fee Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2025	2024	Change	2025	2024	Change
Management fees	$84,373	$75,687	$8,686	$174,233	$147,531	$26,702
Incentive fees	600	1,651	(1,051)	606	2,532	(1,926)
Other fee revenue	289	1,267	(978)	562	1,497	(935)
	$85,262	$78,605	6,657	$175,401	$151,560	23,841
Fee revenue increased $6.7 million or 8% to $85.3 million in the quarter-to-date comparison and $23.8 million or 16% to $175.4 million in the year-to-date comparison.
The increases in both the quarter-to-date and year-to-date comparisons were driven by (i) additional capital raised for our third flagship fund, which contributed incremental management fees of $8.5 million and $29.1 million (of which $10.6 million were catch-up fees), respectively, and (ii) deployment of capital by various funds and co-investment vehicles, partially offset by (iii) lower management fees from an InfraBridge fund following a change in fee basis from committed to invested capital effective late December 2024 (decreased $4.4 million and $8.3 million, respectively).
Year over year, FEEUM increased $7.0 billion or 21% to $39.7 billion at June 30, 2025 from $32.7 billion at June 30, 2024.
Incentive fees in all periods were attributed to our liquid securities strategy.
Carried Interest Allocation

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2025	2024	Change	2025	2024	Change
Carried interest allocation
Distributed	$—	$118	$(118)	$2,470	$118	$2,352
Unrealized	(115,074)	288,126	(403,200)	(173,008)	279,648	(452,656)
	$(115,074)	$288,244	(403,318)	$(170,538)	$279,766	(450,304)
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
In 2025, distributed carried interest arose from a secondary equity offering by our DataBank portfolio company in February 2025, of which our share net of management allocation was $0.9 million.
Unrealized carried interest reversals are generally a function of continuing accrual of preferred returns over time outpacing changes in investment fair values and the resulting effects are exacerbated given the early lifecycle of our funds.
Principal Investment Income

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2025	2024	Change	2025	2024	Change
Principal investment income (loss)
Realized	$(33,819)	$8,169	$(41,988)	$1,219	$10,546	$(9,327)
Unrealized	54,256	7,813	46,443	24,525	8,281	16,244
	$20,437	$15,982	4,455	$25,744	$18,827	6,917

Principal investment income represents the Company's proportionate share of net income (loss) from investments in its sponsored investment vehicles, which is predominantly unrealized gain (loss) from changes in fair value of underlying fund investments.
Realized principal investment loss in the second quarter of 2025 was driven by a $40.3 million loss from a portfolio company in an InfraBridge fund. In the 2025 year-to-date period, this loss was partially offset by $34.0 million of income distribution in connection with our participation in a secondary sale of equity by our DataBank portfolio company in February 2025. These realizations are accompanied by a reversal of unrealized principal investment income (loss) in the periods the realizations are recognized.
In 2024, realized principal investment income in both periods included gains from syndication of an investment and $4.2 million of previously escrowed proceeds received from the partial sale of our interest in DataBank in prior years.
Additionally, realized principal investment income in both years also included distributions of interest income from our credit funds.
Other Income
Other income decreased $1.3 million to $6.2 million in the quarter-to-date comparison and $2.9 million to $11.6 million in the year-to-date comparison. The decrease in both periods was driven by lower dividend income from equity securities of consolidated funds ($0.4 million and $1.0 million, respectively), and lower cost reimbursements from managed investment vehicles that are presented gross as income and expense ($0.6 million in both periods). Also, in the year-to-date comparison, there was lower interest income from our subordinated notes in a third party sponsored collateralized loan obligation.
Expenses
Total expenses were $32.4 million and $268.5 million for the three months ended June 30, 2025 and 2024, respectively, and $87.7 million and $352.4 million for the six months ended June 30, 2025 and 2024, respectively, with the decrease attributed to unrealized carried interest compensation which was a net reversal in 2025 compared to a net expense in 2024, and lower administrative cost.
Changes in the various expense items are discussed below.
Compensation Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2025	2024	Change	2025	2024	Change
Cash and equity-based compensation
Cash compensation	$36,277	$34,020	$2,257	$74,767	$75,990	$(1,223)
Equity-based compensation	10,725	17,641	(6,916)	18,345	26,855	(8,510)
	$47,002	$51,661	(4,659)	$93,112	$102,845	(9,733)

Incentive fee and carried interest compensation allocation (reversal)	$(43,372)	$178,430	(221,802)	$(65,676)	$171,716	(237,392)
Cash and equity-based compensation—Cash compensation was largely consistent in the periods under comparison.
Equity-based compensation was lower in both periods under comparison as 2024 included performance-based awards that had fully vested.
Incentive fee and carried interest compensation allocation—For both quarter-to-date and year-to-date periods under comparison, the net reversal of compensation in 2025 and net expense in 2024 are consistent with the changes in carried interest, as discussed above.
Administrative and Other Expenses
Administrative and other expenses decreased $15.1 million to $11.4 million in the quarter-to-date comparison and $23.4 million to $27.4 million in the year-to-date comparison. The decreases in both periods can be attributed largely to insurance recoveries in 2025 related to litigation costs incurred in prior periods ($7.6 million and $18.2 million, respectively) and lower third party professional service costs, including reimbursable costs incurred on behalf of our managed investment vehicles. This was partially offset by costs incurred for potential new products ($3.0 million and $5.7 million, respectively).

Interest Expense
Interest expense increased $1.4 million to $4.6 million in the quarter-to-date comparison and $0.1 million to $8.5 million in the year-to-date comparison. The increases in both periods were driven by $0.6 million of accelerated deferred financing costs in connection with a reduction in the VFN borrowing capacity in June 2025. In the year-to-date comparison, this was partially offset by a decrease resulting from the full exchange/redemption of the remaining 5.75% exchangeable senior notes in April 2024.
Transaction-Related Costs
Transaction-related costs increased $3.5 million to $4.2 million in the quarter-to-date comparison and $7.2 million to $8.6 million in the year-to-date comparison due to higher deal activity.
Depreciation and Amortization
Depreciation and amortization expense increased $0.5 million in the quarter-to-date comparison and decreased $1.5 million in the year-to-date comparison. Both periods included accelerated depreciation for fixed assets disposed in connection with the assignment of an office lease in the second quarter of 2025, offset by reduced amortization, which was more impactful in the year-to-date period, due to management contract intangibles that have a declining amortization rate over time.
Other Gain (Loss), Net
Other gain, net was $9.1 million and $8.5 million in the three and six months ended June 30, 2025, respectively, and $8.8 million and $2.9 million in the three and six months ended June 30, 2024, respectively, reflecting predominantly unrealized fair value changes in financial assets and financial liabilities.
The net gain in 2025 was driven by net unrealized gains in marketable equity securities of consolidated funds ($5.9 million and $2.1 million in the three and six month periods, respectively) and the InfraBridge contingent consideration liability ($3.8 million in the six month period).
The net gain in 2024 was driven by fair value decrease in the DBRG stock warrant liability ($8.4 million and $3.0 million in the three and six month periods, respectively).
Income Tax Benefit (Expense)
Income tax expense was immaterial, just over $1.0 million or less, in all periods under comparison. The Company has operating losses and capital loss carryforwards that can be applied against current income tax expense for its domestic entities, and the deferred tax assets of these entities are currently subject to a full valuation allowance, resulting in an immaterial income tax effect for its domestic entities. With respect to the Company's foreign subsidiaries, the resulting foreign income tax impact remains immaterial.
Income (Loss) from Discontinued Operations
Discontinued operations had net income of $1.6 million in the three months ended June 30, 2025 and net losses of $2.5 million, $0.7 million and $14.8 million in the six months ended June 30, 2025 and the three and six months ended June 30, 2024, respectively. The more significant loss in the year-to-date period in 2024 included primarily a loss on a guarantee related to the previous bulk sale of the Company's real estate investments.

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
Presented below are total AUM and FEEUM by product:

(In billions)	June 30, 2025	December 31, 2024
Assets Under Management	$105.6	$95.6

Fee Earning Equity Under Management
DBP Series	$17.3	$15.9
Co-Investment Vehicles	14.8	11.5
InfraBridge	3.7	3.7
Core, Credit and Liquid Strategies	2.7	3.2
Separately Capitalized Portfolio Companies	1.2	1.2
	$39.7	$35.5
The following table summarizes changes in FEEUM:

Six Months Ended June 30, 2025
(In billions)
Fee Earning Equity Under Management
Balance at January 1	$35.5
Inflows (1)	5.4
Outflows (2)	(1.2)
Market activity (3)	—
Balance at June 30	$39.7
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
(3)    Market activity includes changes in investment value based on NAV or GAV, and the effect of foreign exchange rates. Amount was less than $100 million in the first half of 2025.
FEEUM increased $4.2 billion or 12% to $39.7 billion at June 30, 2025, driven by capital raise for our third flagship fund and deployment of co-invest capital previously raised.

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

Realized earnings included in DE are generally comprised of fee revenue, including all incentive fees, realized principal investment income (loss), distributed carried interest, interest and dividend income. Income (loss) on principal investments is realized generally when all or a portion of an investment is disposed, redeemed or repaid or if the Company no longer retains control, or when the Company receives income such as dividends, interest or other distributions of earnings.
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
Non-GAAP Results
Results of our non-GAAP measures attributable to the Operating Company were determined as follows:

	Three Months Ended June 30,
(In thousands)	2025	2024	Change
Fee revenue (1)	$85,371	$78,688	$6,683
Cash compensation (1)	(36,459)	(35,644)	(815)
Administrative and other expenses (1)	(16,937)	(17,076)	139
Fee-Related Earnings—attributable to Operating Company	31,975	25,968	6,007
Realized principal investment income (loss)	(33,957)	7,551	(41,508)
Distributed carried interest and incentive fees subject to realization events, net of associated expense allocation	—	186	(186)
Interest, dividend and other income	3,369	3,094	275
Interest expense and preferred dividends	(18,093)	(17,177)	(916)
Placement fees and other expenses	(1,159)	—	(1,159)
Income tax benefit (expense)	(753)	7	(760)
Distributable Earnings, after tax—attributable to Operating Company	$(18,618)	$19,629	(38,247)
________
(1)    These amounts are determined based upon the definition of FRE as described above and therefore, differ from those presented on the consolidated statements of operations.
Fee-Related Earnings
FRE was $6.0 million or 23% higher at $32.0 million in the second quarter of 2025 compared to $26.0 million in the same period in 2024. FRE margin in the second quarter of 2025 improved to 37% from 33% a year ago.

Fee revenue increased $6.7 million or 8%, partially offset by higher operating cost. The increase in fee revenue is attributable to capital raised for our third flagship fund, which contributed an additional $8.5 million of fees, and new co-investment vehicles. This was partially offset by a fee decrease for an InfraBridge fund following a change in fee basis from committed to invested capital effective late December 2024. Operating cost was $0.7 million higher, which included fund formation and offering costs for potential new products.
Distributable Earnings
DE was a negative $18.6 million in the second quarter of 2025 compared to a positive $19.6 million in the same period in 2024. The negative DE was driven by a $40 million realized principal investment loss from a portfolio company of an InfraBridge fund. This loss pertained to invested capital funded in prior years and the realization did not affect cash flows in the current quarter.
Distributable Earnings and Fee-Related Earnings Reconciliation

	Three Months Ended June 30,
(In thousands)	2025	2024
Net income (loss) attributable to common stockholders	$16,962	$76,763
Net income (loss) attributable to noncontrolling interests in Operating Company	1,082	5,426
Net income (loss) attributable to Operating Company	18,044	82,189
Transaction-related costs and non-core items (1)	(4,982)	5,344
Other (gain) loss, net (2)	(8,287)	(13,451)
Unrealized principal investment income (3)	(55,422)	(6,322)
Unrealized carried interest, net of associated expense (allocation) reversal (4)	11,649	(75,065)
Equity-based compensation	10,873	17,641
Depreciation and amortization expense	8,585	8,097
Amortization of deferred financing costs, debt premiums and discounts	1,106	584
Adjustments attributable to noncontrolling interests in investment entities (5)	1,462	(110)
OP share of (income) loss from discontinued operations (6)	(1,646)	722
Distributable Earnings, after tax—attributable to Operating Company	(18,618)	19,629
Realized principal investment (income) loss	33,957	(7,551)
Distributed carried interest and incentive fees subject to realization events, net of associated expense allocation (4)	—	(186)
Interest, dividend and other income	(3,369)	(3,094)
Interest expense and preferred dividends	18,093	17,177
Placement fee and other expenses	1,159	—
Income tax (benefit) expense	753	(7)
Fee-Related Earnings—attributable to Operating Company	$31,975	$25,968
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
(3)    Unrealized principal investment income is presented net of a third party participation interest, representing only the Operating Company's share.
(4)    Carried interest and incentive fees are presented net of expense allocation or reversal, representing only the Operating Company's share. The expense component is included within compensation expense—incentive fees and carried interest allocation (reversal), other gain (loss), and net income (loss) attributable to noncontrolling interests in investment entities on the GAAP income statement.
(5)    Adjustments attributable to noncontrolling interests in investment entities pertain to other gain (loss) attributed to limited partners of consolidated funds. Allocation of: (i) unrealized carried interest to management and a third party participation interest; and (ii) unrealized principal investment income to a third party participation interest, are netted against "unrealized carried interest, net of expense (allocation) reversal" and "unrealized principal investment income", respectively, for all periods presented. Allocation of unrealized principal investment income to a third party participation interest was previously presented gross in "adjustments attributable to noncontrolling interests in investment entities" and recasted for periods prior to the first quarter of 2025.
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
Overview
At June 30, 2025, we have $158 million of available corporate cash. This generally represents cash at our OP entity after allocating cash for certain compensatory liabilities, and excludes cash held at subsidiaries of the OP, including cash maintained to satisfy regulatory capital requirements in applicable foreign jurisdictions. We also have the full $100 million available under our VFN facility.
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
•Liquidation of an investment in our InfraBridge fund in June 2025 generated proceeds of $13.3 million, representing $8.2 million return of capital and $5.1 million realized principal investment income.
•We elected to reduce the capacity under our VFN (pursuant to its terms) from $300 million to $100 million effective June 2025, which will generate annual savings of $1.0 million in unused fees.
Liquidity Needs and Capital Activities
Dividends
Common Stock—The payment of common stock dividends and determination of the amount thereof is at the discretion of our Board of Directors. In July 2025, our Board of Directors declared a dividend of $0.01 per share of common stock to be paid in October 2025.

Preferred Stock—We have outstanding preferred stock totaling $822 million, bearing a weighted average dividend rate of 7.135% per annum, with aggregate dividend payments of $14.7 million per quarter.
Contractual Obligations, Commitments and Contingencies
Debt Obligations
As of the date of this filing, our corporate debt is composed of our Class A-2 Notes, as summarized below, with our VFN undrawn.

($ in thousands)	Outstanding Principal	Interest Rate (Per Annum)	Anticipated Repayment Date	Years Remaining to Maturity
Class A-2 Notes	$300,000	3.93%	September 2026	1.2
Investment Commitments
Fund Commitments—As general partner, we typically have minimum capital commitments to our sponsored funds ranging from 0.02% to 0.72% of the total capital commitments of a fund at final closing, although we may elect to invest additional amounts in new products. With respect to our flagship value-add DBP fund series, and InfraBridge funds, we have made additional capital commitments as a general partner affiliate, generally ranging from 1.43% to 4.29%, alongside our investors. Our fund capital investments further align our interests to our investors. As of June 30, 2025, we have unfunded equity commitments to our unconsolidated funds as general partner and general partner affiliate of $187 million (including commitments attributed to the ownership by employees and former employees in our general partner entities). Generally, the timing for funding of these commitments is not known and the commitments are callable on demand at any time prior to their respective expirations.
Warehoused Investments
We temporarily warehouse investments on behalf of prospective sponsored investment vehicles. The warehoused investments are transferred to the investment vehicle if and when sufficient third party capital, including debt, is raised. Generally, the timing of future warehousing activities is not known. Nevertheless, investment warehousing is undertaken only if it is determined that we will have sufficient liquidity to hold the investments.
Contingent Consideration
InfraBridge Acquisition—In connection with the InfraBridge acquisition in February 2023, contingent consideration of up to AUD 180 million may become payable based upon achievement of prescribed fundraising targets for follow-on InfraBridge flagship funds and co-investments. The current estimated fair value of the contingent consideration is $2.3 million.
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
At June 30, 2025, the Company had no liability for clawback obligations on distributed carried interest.
Lease Obligations
At June 30, 2025, we had operating lease obligations of $37 million for in-place leases on currently occupied corporate offices and commitments on a future office lease of $58 million that is expected to commence in 2026 with a 10.8 year lease term.

We sub-leased a portion of certain existing office space over the remaining term of the respective leases and expect to receive fixed sub-lease payments totaling $3 million over the remaining life of the sub-lease contracts.
With respect to the new lease commencing in 2026, the Company will be provided with a credit to cover fixed lease payments on an existing lease that expires in September 2026 during the period the two leases overlap, and also expects to sub-lease a portion of this new office space in 2026, which will reduce its future lease obligation.
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
Our securitized financing facility is subject to various covenants, including financial covenants that require the maintenance of minimum thresholds for debt service coverage ratio and maximum loan-to-value ratio, as defined. As of the date of this filing, we are in compliance with all of the financial covenants, and the full $100 million is available to be drawn on our VFN.
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

Consolidated Cash Flows
The following table summarizes the activities from our consolidated statements of cash flows, including discontinued operations.

	Six Months Ended June 30,
(In thousands)	2025	2024
Cash, cash equivalents and restricted cash—beginning of period	$306,298	$350,250
Net cash generated by (used in):
Operating activities	127,271	(4,483)
Investing activities	(68,506)	(17,227)
Financing activities	(25,064)	(61,920)
Effect of exchange rates on cash, cash equivalents and restricted cash	5,022	(704)
Cash, cash equivalents and restricted cash—end of period	$345,021	$265,916
Operating Activities
Cash inflows from operating activities are generated primarily through fee-related earnings, distributions of our share of net carried interest, and distribution of earnings from our general partner affiliate interests in our sponsored funds.
Our operating activities generated net cash inflows of $127.3 million in 2025 and outflows of $4.5 million in 2024. Outside of recurring operating activities, cash inflows in 2025 also included distribution of earnings from the secondary sale of equity in our DataBank portfolio company of $34.0 million, $5.1 million from disposition of an investment in our InfraBridge fund and $18.2 million from net insurance recoveries related to litigation costs incurred in prior periods.
Investing Activities
Investing activities relate to general partner and general partner affiliate investments in sponsored funds, including drawdown of commitments and return of capital from realized fund investments.
Our investing activities generated net cash outflows of $68.5 million and $17.2 million in 2025 and 2024, respectively.
•In 2025, net cash outflows were driven by $73.6 million of fundings, net of distributions, for our general partner and general partner affiliate commitments in our sponsored funds and $32.6 million of investments warehoused for potential new products. This was partially offset by return of capital of (i) $24.8 million from the secondary sale of equity in our DataBank portfolio company, (ii) $12.1 million from disposition and recapitalization of investments in our InfraBridge fund, and (iii) $2.4 million from our CLO subordinated notes.
•Net cash outflows in 2024 were driven by $17.0 million of fundings, net of distributions, for our general partner and general partner     affiliate commitments in our sponsored funds.
Financing Activities
We incur cash outlays primarily for payments on our corporate debt, and dividends to our preferred stockholders and common stockholders.
Financing activities generated net cash outflows in 2025 and 2024.
•In 2025, net cash outflows of $25.1 million were driven by common and preferred dividend payments of $32.8 million, partially offset by a follow-on investment of $14.2 million by limited partners in a consolidated single asset fund.
•Higher net cash outflows of $61.9 million in 2024 resulted from cash settlement of contingent consideration to Wafra of $17.5 million, $14.6 million of investor capital redeemed, net of contributions, in our consolidated liquid funds and $32.6 million of common and preferred dividend payments. This was partially offset by a $6.1 million syndication of our interest in a consolidated fund, and a share of our commitments in DBP I funded by a third party participation interest.
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
Market Risk Effect on Fee Revenue, Principal Investment Income and Net Carried Interest Allocation
Management Fees—To the extent management fees are based upon fair value of the underlying investments of our managed investment vehicles, an increase or decrease in fair value will directly affect our management fee revenue. Generally, our management fee revenue is calculated based upon investors' committed capital during the commitment period of the vehicle, and thereafter, contributed or invested capital during the investing and liquidating periods, or invested capital from inception for Credit and co-investment vehicles. To a lesser extent, management fees are based upon the NAV of vehicles in our Liquid Strategies or GAV for certain InfraBridge vehicles, measured at fair value. At June 30, 2025, vehicles with NAV or GAV fee basis made up 3% of our $39.7 billion FEEUM and accounted for $5.6 million of management fees for the six months ended June 30, 2025. Accordingly, most of our management fee revenue will not be directly affected by changes in investment fair values.
Principal Investment Income (Loss)—This is our share of income (loss) from equity interests in our sponsored funds, which in turn is largely driven by fair value changes in the underlying investments of the funds.
A hypothetical 10% decline in the fair value of fund investments at June 30, 2025 would decrease the OP's share of principal investment income by approximately $84 million.
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
A hypothetical 10% decline in the fair value of fund investments at June 30, 2025 would decrease carried interest by approximately $166 million, representing the OP's share of carried interest net of allocations to employees, former employees and a third party interest.
Generally, our incentive fees are recognized when it is probable that a significant reversal of the cumulative incentive fees will not occur, which is typically when the fees become realizable or realized at the end of the performance measurement period. At June 30, 2025, there were no incentive fees recorded that have not been fully realized.

Foreign Currency Risk
As of June 30, 2025, we have limited direct foreign currency exposure from our foreign operations and foreign currency denominated investments warehoused on the balance sheet for future sponsored vehicles. Changes in foreign currency rates can adversely affect earnings and the value of our foreign currency denominated investments, including investments in our foreign subsidiaries.
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
Our corporate debt exposure to variable interest rates is limited to our VFN revolver, which had no outstanding balance at June 30, 2025.
Equity Price Risk
At June 30, 2025, we had $100 million of long positions and $62 million of short positions in marketable equity securities, held by our consolidated sponsored liquid funds. Realized and unrealized gains and losses from marketable equity securities are recorded in other gain (loss) on the consolidated statement of operations. Market prices for publicly traded equity securities may fluctuate due to a myriad of factors, including but not limited to, financial performance of the investee, industry conditions, economic and political environment, trade volume, and general sentiments in the equity markets. Therefore the level of volatility and price fluctuations are unpredictable. Our funds constantly rebalance their investment portfolio to take advantage of market opportunities and to manage risk. Additionally, one of our funds employs a long/short equity strategy, taking long positions that serve as collateral for short positions, which in combination, reduces its market risk exposure. The effect of equity price decreases to earnings attributable to our stockholders is further reduced as our consolidated liquid funds are partially owned by third party capital, which represent redeemable noncontrolling interests.
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
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2025.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings.
The Company may be involved in litigation and claims in the ordinary course of business. As of June 30, 2025, the Company was not involved in any material legal proceedings.
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed in response to "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2024, which is available on the SEC’s website at www.sec.gov.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
Shares of class A common stock, as described below, were issued in reliance on Sections 3(a)(9) or 4(a)(2) of the Securities Act of 1933, as amended.
Conversion of Class B Common Stock
Each holder of class B common stock had the right, at the holder's option, to convert all or a portion of such holder's class B common stock into an equal number of shares of class A common stock. In the second quarter of 2025, 149,571 shares of class A common stock were issued in exchange for an equivalent number of shares of class B common stock, which were cancelled following their conversion.
Redemption of Membership Units in OP ("OP units")
Holders of OP units have the right to require the OP to redeem all or a portion of their OP units for cash or, at our option, shares of class A common stock on a one-for-one basis. In the second quarter of 2025, 4,350,000 shares of class A common stock were issued in satisfaction of redemption requests by an OP unit holder.
Item 3.     Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the quarter ended June 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
Dated: August 8, 2025

DigitalBridge Group, Inc.

By:	/s/ Marc C. Ganzi
Marc C. Ganzi
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Thomas Mayrhofer
Thomas Mayrhofer
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Tracey Teh
Tracey Teh
Chief Accounting Officer (Principal Accounting Officer)