Form 10-Q
period 2025-09-30
DigitalBridge Group, Inc.
filed 2025-10-31
CIK 1679688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 27, 2025, 182,674,425 shares of the Registrant's class A common stock were outstanding.

DigitalBridge Group, Inc.
Form 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
DigitalBridge Group, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	September 30, 2025 (Unaudited)	December 31, 2024
Assets
Cash and cash equivalents	$358,416	$302,154
Restricted cash	5,534	4,144
Investments	2,463,476	2,492,268
Goodwill	465,602	465,602
Intangible assets	54,261	72,460
Other assets	47,290	52,504
Due from affiliates	95,950	124,186
Total assets	$3,490,529	$3,513,318
Liabilities
Debt	$327,945	$296,362
Other liabilities	643,442	725,766
Total liabilities	971,387	1,022,128
Commitments and contingencies (Note 16)
Redeemable noncontrolling interests	27,028	24,356
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value per share; $821,899 liquidation preference; 250,000 shares authorized; 32,876 shares issued and outstanding	794,670	794,670
Common stock, $0.01 par value per share
Class A, 237,250 shares authorized; 182,615 and 174,202 shares issued and outstanding	1,826	1,742
Class B, 250 shares authorized; 0 and 150 shares issued and outstanding	—	2
Additional paid-in capital	8,059,791	7,999,165
Accumulated deficit	(6,810,068)	(6,837,502)
Accumulated other comprehensive income (loss)	5,868	505
Total stockholders’ equity	2,052,087	1,958,582
Noncontrolling interests in investment entities	401,005	430,528
Noncontrolling interests in Operating Company	39,022	77,724
Total equity	2,492,114	2,466,834
Total liabilities, redeemable noncontrolling interests and equity	$3,490,529	$3,513,318

The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Operations
(In thousands, except per share data
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Fee revenue	$93,300	$76,582	$268,701	$228,142
Carried interest allocation (reversal)	(120,213)	(15,799)	(290,751)	263,967
Principal investment income	25,325	9,955	51,069	28,782
Other income	5,406	5,387	17,039	19,963
Total revenues	3,818	76,125	46,058	540,854
Expenses
Compensation expense—cash and equity-based	49,315	43,426	142,427	146,271
Compensation expense—incentive fee and carried interest allocation (reversal)	(54,000)	(8,474)	(119,676)	163,242
Administrative and other expenses	15,118	27,193	42,504	78,011
Interest expense	4,731	4,129	13,199	12,457
Transaction-related costs	956	1,771	9,585	3,202
Depreciation and amortization	7,130	8,227	22,941	25,491
Total expenses	23,250	76,272	110,980	428,674
Other income (loss)
Other gain (loss), net	6,493	47,927	15,037	50,843
Income (loss) from continuing operations before income taxes	(12,939)	47,780	(49,885)	163,023
Income tax benefit (expense)	221	(887)	(833)	(2,126)
Income (loss) from continuing operations	(12,718)	46,893	(50,718)	160,897
Income (loss) from discontinued operations	(86)	1,439	(2,625)	(13,403)
Net income (loss)	(12,804)	48,332	(53,343)	147,494
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	1,796	580	2,445	1,471
Investment entities	(46,577)	34,024	(134,244)	68,412
Operating Company	563	(50)	1,638	2,038
Net income (loss) attributable to DigitalBridge Group, Inc.	31,414	13,778	76,818	75,573
Preferred stock dividends	14,661	14,661	43,981	43,981
Net income (loss) attributable to common stockholders	$16,753	$(883)	$32,837	$31,592
Income (loss) per share—basic
Income (loss) from continuing operations per common share—basic	$0.09	$(0.02)	$0.19	$0.25
Net income (loss) attributable to common stockholders per common share—basic	$0.09	$(0.01)	$0.18	$0.18
Income (loss) per share—diluted
Income (Loss) from continuing operations per common share—diluted	$0.09	$(0.02)	$0.19	$0.25
Net income (loss) attributable to common stockholders per common share—diluted	$0.09	$(0.01)	$0.18	$0.18
Weighted average number of shares
Basic	178,183	171,542	174,331	167,725
Diluted	178,506	171,542	174,501	171,208
Dividends declared per common share	$0.01	$0.01	$0.03	$0.03

The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$(12,804)	$48,332	$(53,343)	$147,494
Changes in accumulated other comprehensive income (loss) related to foreign currency translation	(952)	2,736	5,511	2,027
Comprehensive income (loss)	(13,756)	51,068	(47,832)	149,521
Comprehensive income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	1,796	580	2,445	1,471
Investment entities	(46,577)	34,024	(134,244)	68,412
Operating Company	531	129	2,002	2,166
Comprehensive income (loss) attributable to stockholders	$30,494	$16,335	$81,965	$77,472

The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Equity
(In thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2023	$794,670	$1,634	$7,855,842	$(6,842,502)	$1,411	$1,811,055	$605,311	$74,935	$2,491,301
Net income (loss)	—	—	—	(29,628)	—	(29,628)	1,467	(3,338)	(31,499)
Other comprehensive income (loss)	—	—	—	—	(700)	(700)	—	(54)	(754)
Settlement of Wafra contingent consideration	—	10	17,490	—	—	17,500	—	—	17,500
Reclassification of warrants (Note 9)	—	—	33,000	—	—	33,000	—	—	33,000
Exchange of notes for common stock (Note 6)	—	7	5,934	—	—	5,941	—	—	5,941
Redemption of OP units for class A common stock	—	1	514	—	—	515	—	(515)	—
Equity-based compensation	—	14	8,127	—	—	8,141	—	39	8,180
Shares canceled for tax withholdings on vested equity awards	—	(4)	(8,299)	—	—	(8,303)	—	—	(8,303)
Contributions from noncontrolling interests	—	—	—	—	—	—	8,609	—	8,609
Distributions to noncontrolling interests	—	—	—	—	—	—	(4,695)	(123)	(4,818)
Preferred stock dividends	—	—	—	(14,660)	—	(14,660)	—	—	(14,660)
Common stock dividends declared ($0.01 per share)	—	—	—	(1,662)	—	(1,662)	—	—	(1,662)
Reallocation of equity (Notes 2 and 8)	—	—	(2,743)	—	1	(2,742)	—	2,742	—
Balance at March 31, 2024	$794,670	$1,662	$7,909,865	$(6,888,452)	$712	$1,818,457	$610,692	$73,686	$2,502,835
Net income (loss)	—	—	—	91,423	—	91,423	32,921	5,426	129,770
Other comprehensive income (loss)	—	—	—	—	42	42	—	3	45
Exchange of notes for common stock (Note 6)	—	76	66,700	—	—	66,776	—	—	66,776
Deconsolidation of sponsored funds	—	—	—	—	—	—	(262,970)	—	(262,970)
Equity-based compensation	—	—	14,549	—	—	14,549	—	40	14,589
Shares canceled for tax withholdings on vested equity awards	—	—	(213)	—	—	(213)	—	—	(213)
Contributions from noncontrolling interests	—	—	—	—	—	—	10,700		10,700
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,014)	(123)	(2,137)
Preferred stock dividends	—	—	—	(14,660)	—	(14,660)	—	—	(14,660)
Common stock dividends declared ($0.01 per share)	—	—	—	(1,738)	—	(1,738)	—	—	(1,738)
Reallocation of equity (Notes 2 and 8)	—	—	(2,172)	—	1	(2,171)	—	2,171	—
Balance at June 30, 2024	$794,670	$1,738	$7,988,729	$(6,813,427)	$755	$1,972,465	$389,329	$81,203	$2,442,997

The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Equity (Continued)
(In thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at June 30, 2024	$794,670	$1,738	$7,988,729	$(6,813,427)	$755	$1,972,465	$389,329	$81,203	$2,442,997
Net loss	—	—	—	13,778	—	13,778	34,024	(50)	47,752
Other comprehensive loss	—	—	—	—	2,557	2,557	—	179	2,736
Redemption of OP Units for class A common stock	—	2	1,186	—	—	1,188	—	(1,188)	—
Equity-based compensation	—	3	8,213	—	—	8,216	—	41	8,257
Shares canceled for tax withholdings on vested equity awards	—	(1)	(928)	—	—	(929)	—	—	(929)
Contributions from noncontrolling interests	—	—	—	—	—	—	1,392		1,392
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,885)	(121)	(3,006)
Preferred stock dividends	—	—	—	(14,661)	—	(14,661)	—	—	(14,661)
Common stock dividends declared ($0.01 per share)	—	—	—	(1,741)	—	(1,741)	—	—	(1,741)
Reallocation of equity (Notes 2 and 8)	—	—	(568)	—	1	(567)	—	567	—
Balance at September 30, 2024	$794,670	$1,742	$7,996,632	$(6,816,051)	$3,313	$1,980,306	$421,860	$80,631	$2,482,797

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

DigitalBridge Group, Inc.
Consolidated Statements of Equity (Continued)
(In thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at June 30, 2025	$794,670	$1,809	$8,040,320	$(6,824,993)	$6,725	$2,018,531	$357,216	$50,049	$2,425,796
Net income (loss)	—	—	—	31,414	—	31,414	(46,577)	563	(14,600)
Other comprehensive income (loss)	—	—	—	—	(920)	(920)	—	(32)	(952)
Redemption of OP units for class A common stock	—	18	11,466	—	—	11,484	—	(11,484)	—
Equity-based compensation	—	—	8,787	—	—	8,787	—	40	8,827
Shares canceled for tax withholdings on vested equity awards	—	(1)	(775)	—	—	(776)	—	—	(776)
Contributions from noncontrolling interests	—	—	—	—	—	—	10,132		10,132
Distributions to noncontrolling interests	—	—	—	—	—	—	(576)	(58)	(634)
Consolidation of sponsored fund	—	—	—	—	—	—	80,810	—	80,810
Preferred stock dividends	—	—	—	(14,661)	—	(14,661)	—	—	(14,661)
Common stock dividends declared ($0.01 per share)	—	—	—	(1,828)	—	(1,828)	—	—	(1,828)
Reallocation of equity (Notes 2 and 8)	—	—	(7)		63	56	—	(56)	—
Balance at September 30, 2025	$794,670	$1,826	$8,059,791	$(6,810,068)	$5,868	$2,052,087	$401,005	$39,022	$2,492,114

The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities
Net income (loss)	$(53,343)	$147,494
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized carried interest (allocation) reversal, net	168,802	(102,703)
Unrealized principal investment (income) loss	(8,950)	(15,585)
Equity-based compensation	26,686	34,787
Amortization of deferred financing costs and debt discount and premium, net	2,036	1,772
Depreciation and amortization	22,941	25,491
Deferred income tax (benefit) expense	(2,108)	(1,608)
Other (gain) loss, net	(16,843)	(36,271)
Other adjustments, net	(460)	(181)
(Increase) decrease in other assets and due from affiliates	24,419	9,291
Increase (decrease) in other liabilities and due to affiliates	20,590	(31,069)
Net cash generated by (used in) operating activities	183,770	31,418
Cash Flows from Investing Activities
Contributions to and acquisition of equity investments	(274,106)	(116,330)
Return of capital from equity and debt investments	77,733	33,498
Proceeds from sale of equity investments	100,123	79,035
Repayment of loans receivable	—	1,000
Purchase of fixed assets	(1,291)	(3,305)
Cash recognized in consolidation of sponsored fund	30	—
Cash derecognized in deconsolidation of sponsored funds	—	(745)
Net cash generated by (used in) investing activities	(97,511)	(6,847)
Cash Flows from Financing Activities
Dividends paid to preferred stockholders	(43,981)	(43,981)
Dividends paid to common stockholders	(5,321)	(5,033)
Repayment or redemption of senior notes	—	(5,000)
Shares canceled for tax withholdings on vested equity awards	(6,213)	(9,445)
Contributions from noncontrolling interests	28,757	25,101
Distributions to and redemption of noncontrolling interests	(5,874)	(21,948)
Payment of contingent consideration to Wafra	—	(17,500)
Net cash generated by (used in) financing activities	(32,632)	(77,806)
Effect of foreign exchange on cash, cash equivalents and restricted cash	4,025	1,461
Net increase (decrease) in cash, cash equivalents and restricted cash	57,652	(51,774)
Cash, cash equivalents and restricted cash—beginning of period	306,298	350,250
Cash, cash equivalents and restricted cash—end of period	$363,950	$298,476

DigitalBridge Group, Inc.
Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets

	Nine Months Ended September 30,
	2025	2024
Beginning of period
Cash and cash equivalents	$302,154	$345,335
Restricted cash	4,144	4,915
Total cash, cash equivalents and restricted cash—beginning of period	$306,298	$350,250

End of period
Cash and cash equivalents	$358,416	$294,416
Restricted cash	5,534	4,060
Total cash, cash equivalents and restricted cash—end of period	$363,950	$298,476
Supplemental Disclosure of Cash Flow Information

	Nine Months Ended September 30,
(In thousands)	2025	2024
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$10,135	$12,814
Cash received (paid) for income taxes	(2,944)	8,606
Operating lease payments for corporate offices	6,860	6,872
Supplemental Disclosure of Cash Flows from Discontinued Operations
Net cash generated by (used in) operating activities of discontinued operations	$(936)	$(12,071)
Net cash generated by (used in) investing activities of discontinued operations	—	27
Supplemental Disclosure of Noncash Investing and Financing Activities
Dividends and distributions payable	$16,544	$16,523
Redemption of OP units for common stock	39,677	1,703
Exchange of notes into shares of class A common stock	—	72,717
Settlement of Wafra contingent consideration through issuance of class A common stock	—	17,500
Operating lease liabilities arising from establishment of ROU assets for corporate offices	4,007	—
Assets of sponsored fund consolidated	115,539	—
Liabilities of sponsored fund consolidated	(34,758)	—
Noncontrolling interests of sponsored fund consolidated	(80,810)	—
Assets of sponsored funds deconsolidated	—	393,612
Liabilities of sponsored funds deconsolidated	—	(189)
Noncontrolling interests of sponsored funds deconsolidated	—	(262,970)

The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2025
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
Organization
The Company operates as a taxable C Corporation and conducts all of its activities and holds substantially all of its assets and liabilities through its operating subsidiary, DigitalBridge Operating Company, LLC (the "Operating Company" or the "OP"). The Company, as sole managing member, owned 97% of the OP at September 30, 2025, with the remaining 3% owned by certain current and former employees of the Company as noncontrolling interest.
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
Future Accounting Standards
Accounting for Internal-Use Software
In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, with limited amendments to better align internal-use software accounting (Topic 350-50) with current software development practices. The ASU changes the cost capitalization threshold by eliminating consideration of discrete project stages that assume a sequential and linear approach to software development. This model is replaced with a principles-based framework that focuses on the remaining two existing criteria to begin capitalizing software development cost, that is, (i) authorization and commitment to funding the software project and (ii) probability of completion and software is used for its intended function. Additional guidance is provided to clarify that the probable-to-complete recognition threshold is not met if there is significant uncertainty surrounding the software development, and until such time, all associated costs are expensed as incurred. The ASU also specifies that capitalized cost is subject to disclosure requirements of Topic 360-10, Property, Plant and Equipment, irrespective of whether the internal-use software is internally developed or third party licensed, or whether it is classified as tangible or intangible asset. The ASU, however, does not change the type of internal-use software costs that can be capitalized (for example, data conversion/migration and software maintenance costs continue to be expensed as incurred), or when capitalization ceases.
The ASU is effective for interim and annual reporting periods beginning January 1, 2028 and can be applied either prospectively, retrospectively or using a modified prospective transition approach. Early adoption is permitted in any interim or annual period, effective as of the beginning of the fiscal year of adoption. The Company is currently evaluating the effects of this new guidance.
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

3. Investments
The Company's equity and debt investments are represented by the following:

(In thousands)	September 30, 2025	December 31, 2024
Equity method investments
Principal investments	$1,462,708	$1,391,316
Carried interest allocation	601,333	894,553
Other equity investments	28,907	24,854
Debt investment	31,572	35,122
	2,124,520	2,345,845
Equity investments of consolidated funds
Marketable equity securities	110,055	83,269
Other investments	228,901	63,154
	$2,463,476	$2,492,268
Equity Method Investments
Principal Investments
Principal investments represent investments in the Company's sponsored investment vehicles, accounted for as equity method investments as the Company exerts significant influence in its role as general partner. The Company typically has a small percentage interest in its sponsored funds as general partner or special limited partner. The Company also has additional investments as general partner affiliate alongside the funds' limited partners, primarily with respect to the Company's flagship value-add funds, InfraBridge funds and single asset funds invested in data center portfolio companies, DataBank and Vantage SDC.
The Company's proportionate share of net income (loss) from investments in its sponsored investment vehicles, primarily unrealized gain (loss) from changes in fair value of the underlying fund investments and distributions of income, including from realization events are recorded in principal investment income (loss) on the consolidated statements of operations.
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
Carried Interest Distributed
In 2025, carried interest of $2.5 million was distributed during the first quarter and recognized in carried interest allocations, of which $1.6 million was allocated to current and former employees, recorded as either carried interest compensation or amounts attributable to noncontrolling interests (Note 14). In 2024, there was an immaterial distribution of carried interest in the second quarter.
Clawback Obligation
The Company did not have a liability for clawback obligations on carried interest distributed as of September 30, 2025 and December 31, 2024.
With respect to funds that have distributed carried interest, if in the event all of their investments are deemed to have no value, all of the carried interest distributed to date of $164.5 million would be subject to clawback as of September 30, 2025, of which $109.4 million would be the responsibility of the recipients, being employees/former employees and a third party participation interest. For this purpose, a portion of carried interest distributed is generally held back from employees and former employees at the time of distribution. The amount withheld resides in entities outside of the Company. Generally, the Company, through the OP, has guaranteed the clawback obligation of its subsidiaries that act as general partner or special limited partner of its respective sponsored funds, for the benefit of these funds and their limited partners.
Other Equity Investments
Other equity investments include primarily venture investments and investment in a managed account.
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
The balance of the CLO subordinated notes is summarized as follows:

	Amortized Cost without Allowance for Credit Loss	Allowance for Credit Loss	Gross Cumulative Unrealized
(in thousands)			Gains	Losses	Fair Value
September 30, 2025	$31,572	$—	$—	$—	$31,572
December 31, 2024	35,122	—	—	—	35,122
In estimating fair value of the CLO subordinated notes, classified as Level 3 of the fair value hierarchy, the Company used a benchmarking approach by looking to the implied credit spreads derived from observed prices on recent comparable CLO issuances, and also considering the current size and diversification of the CLO collateral pool, and projected return on the subordinated notes. Based upon these data points, at September 30, 2025 and December 31, 2024, the Company determined that the issued price of the subordinated notes, net of capital distributions, approximates a reasonable representation of fair value and that the CLO subordinated notes are not impaired.

Equity Investments of Consolidated Funds
The Company consolidates sponsored funds in which it has more than an insignificant equity interest in the fund as general partner (Note 13). Equity investments of consolidated funds are composed of marketable equity securities held by funds in the liquid securities strategy and equity investments held by two single asset funds. Equity investments of consolidated funds are carried at fair value with changes in fair value recorded in other gain (loss) on the consolidated statements of operations.
4. Intangible Assets
Intangible assets are composed of the following:

	September 30, 2025			December 31, 2024
(In thousands)	Carrying Amount (1)(2)	Accumulated Amortization(1)(2)	Net Carrying Amount(1)	Carrying Amount (1)(2)	Accumulated Amortization(1)(2)	Net Carrying Amount(1)
Investment management contracts	$139,643	$(112,991)	$26,652	$138,494	$(97,371)	$41,123
Investor relationships	54,478	(29,209)	25,269	53,322	(24,761)	28,561
Trade name	4,300	(2,659)	1,641	4,300	(2,337)	1,963
Other (3)	1,518	(819)	699	1,518	(705)	813
	$199,939	$(145,678)	$54,261	$197,634	$(125,174)	$72,460
__________
(1)    Presented net of impairments and write-offs, if any.
(2)    Exclude intangible assets that were fully amortized in prior years.
(3)    Represents primarily the value of an acquired domain name.
Amortization expense for finite-lived intangible assets totaled $6.4 million and $7.6 million for the three months ended September 30, 2025 and 2024, respectively, and $19.7 million and $23.4 million for the nine months ended September 30, 2025 and 2024, respectively. There was no impairment of identifiable intangible assets in the periods presented.
Future Amortization of Intangible Assets
The following table presents the expected future amortization of finite-lived intangible assets:

	Year Ending December 31,
(In thousands)	Remaining 2025	2026	2027	2028	2029	2030 and thereafter	Total
Amortization expense	$5,882	$17,832	$12,062	$7,968	$3,155	$7,362	$54,261
5. Restricted Cash, Other Assets and Other Liabilities
Restricted Cash
Restricted cash represents primarily cash reserves that are maintained pursuant to the governing agreements of the securitized debt of the Company.
Other Assets
The following table summarizes the Company's other assets.

(In thousands)	September 30, 2025	December 31, 2024
Prepaid taxes and deferred tax assets, net	$4,637	$3,447
Operating lease right-of-use asset for corporate offices	22,491	28,901
Accounts receivable, net	3,179	3,003
Prepaid expenses	6,540	4,070
Other assets	902	2,202
Fixed assets, net (1)	7,588	9,712
Assets of discontinued operations (2)	306	445
	45,643	51,780
Other assets of consolidated funds	1,647	724
Total other assets	$47,290	$52,504
__________
(1)    Net of accumulated depreciation of $9.6 million at September 30, 2025 and $10.0 million at December 31, 2024.

(2)    Assets of discontinued operations consists of remaining equity investments excluded from the Company's previous bulk sale of its real estate related investments.
Other Liabilities
The following table summarizes the Company's other liabilities:

(In thousands)	September 30, 2025	December 31, 2024
Deferred investment management fees (Note 11) (1)	$28,621	$9,306
Interest payable on corporate debt	98	164
Common and preferred stock dividends payable	16,544	16,524
Current and deferred income tax liability	5,077	5,798
Accrued compensation	53,263	54,644
Accrued incentive fee and carried interest compensation	362,750	497,288
Operating lease liability for corporate offices	34,167	43,351
Contingent consideration payable—InfraBridge (Note 9)	2,400	6,100
DBRG stock warrants (Note 9)	500	700
Accounts payable and accrued expenses	36,098	26,213
Due to affiliates (Note 14)	1,222	1,675
Other liabilities	3,265	5,996
Liabilities of discontinued operations	278	259
	544,283	668,018
Other liabilities of consolidated funds
Securities sold short	70,575	47,930
Due to custodians	11,011	9,121
Contingent consideration payable (Note 9)	14,801	—
Other liabilities	2,772	697
Total other liabilities	$643,442	$725,766
__________
(1)    Deferred investment management fees are expected to be recognized as fee revenue over a weighted average period of 4.4 years and 3.2 years as of September 30, 2025 and December 31, 2024. Deferred investment management fees recognized as income of $2.7 million and $1.8 million in the three months ended September 30, 2025 and 2024, respectively, and $4.0 million and $4.5 million in the nine months ended September 30, 2025 and 2024, respectively, pertain to the deferred management fee balance at the beginning of each respective period.
Deferred Income Taxes
The Company has significant deferred tax assets associated with its domestic entities, related principally to capital loss carryforwards, outside basis difference in DBRG's interest in the OP, outside basis difference in investment in partnerships and net operating losses generated by a taxable U.S. subsidiary. As of September 30, 2025 and December 31, 2024, a full valuation allowance has been established against the deferred tax assets of its domestic entities as the realizability of these deferred tax assets did not meet the more-likely-than-not threshold.
New U.S. Tax Legislation
On July 4, 2025, the legislation formally titled “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” (“the Act”), commonly referred to as the One Big Beautiful Bill Act, was enacted into law. The centerpiece of the bill is the extension of expiring and in some cases, expired provisions of the 2017 Tax Cuts and Jobs Act.
The provisions of this Act could affect the Company's effective tax rate, current tax payable and measurement of the Company's deferred tax assets and liabilities, including its assessment of realizability. Where applicable, the income tax effect of the Act was recognized beginning with the Company's interim period ended September 30, 2025, for which the effect was immaterial. The Company continues to evaluate the effects of this new legislation on its consolidated financial statements, noting that interpretation of the various provisions of this Act and their application thereof may change as new information becomes available.

6. Debt
The Company's corporate debt is composed of a securitized financing facility and, prior to their full exchange or redemption in 2024, senior notes issued by the OP that are recourse to the Company, as discussed further below.
Included in the September 30, 2025 balance is also debt of a consolidated fund.

	September 30, 2025			December 31, 2024
(In thousands)	Principal	Deferred Financing Cost	Amortized Cost	Principal	Deferred Financing Cost	Amortized Cost
Recourse
Corporate debt—Securitized financing facility	$300,000	$(1,602)	$298,398	$300,000	$(3,638)	$296,362
Non-recourse
Debt of consolidated fund (1)	29,547	—	29,547	—	—	—
	$329,547	$(1,602)	$327,945	$300,000	$(3,638)	$296,362
__________
(1)    Fund was consolidated during the third quarter of 2025. Debt of consolidated fund is non-recourse to the Company. This debt matures in April 2026, accrues paid-in-kind ("PIK") interest at 12% per annum and is secured by the fund's equity investment.
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
The following table summarizes certain key terms of the securitized financing facility:

($ in thousands)	Outstanding Principal	Interest Rate (Per Annum)(1)	Anticipated Repayment Date(2)	Years Remaining to Maturity(2)
Class A-2 Notes	$300,000	3.93%	September 2026	1.0
Variable Funding Notes	—	Adjusted 1-month Term SOFR + 3%	September 2026	NA
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

7. Stockholders' Equity
The table below summarizes the share activities of the Company's preferred stock and common stock.

	Number of Shares
(In thousands)	Preferred Stock	Class A Common Stock	Class B Common Stock(1)
Shares outstanding at December 31, 2023	32,876	163,209	166
Exchange of notes for class A common stock	—	8,245	—
Shares issued upon redemption of OP units	—	252	—
Settlement of Wafra contingent consideration (2)	—	1,020	—
Equity awards issued, net of forfeitures	—	1,770	—
Shares canceled for tax withholding on vested equity awards	—	(481)	—
Shares outstanding at September 30, 2024	32,876	174,015	166

Shares outstanding at December 31, 2024	32,876	174,202	150
Shares issued upon redemption of OP units	—	6,128	—
Conversion of class B to class A common stock	—	150	(150)
Equity awards issued, net of forfeitures	—	2,761	—
Shares canceled for tax withholding on vested equity awards	—	(626)	—
Shares outstanding at September 30, 2025	32,876	182,615	—
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
The table below summarizes the preferred stock issued and outstanding at September 30, 2025:

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
Changes in Components of AOCI—Stockholders

(In thousands)	Foreign Currency Translation Gain (Loss)
AOCI at December 31, 2023	$1,411
Other comprehensive income (loss) before reclassifications	1,919
Amounts reclassified from AOCI (1)	(17)
AOCI at September 30, 2024	$3,313

AOCI at December 31, 2024	$505
Other comprehensive income (loss)	5,363
AOCI at September 30, 2025	$5,868
__________
(1)    Represent the release of foreign currency cumulative translation adjustments.
8. Noncontrolling Interests
Redeemable Noncontrolling Interests
The following table presents the activities in redeemable noncontrolling interests in open-end funds in the liquid securities strategy consolidated by the Company.

	Nine Months Ended September 30,
(In thousands)	2025	2024
Redeemable noncontrolling interests
Beginning balance	$24,356	$17,862
Contributions	1,500	4,400
Distributions paid and payable, including redemptions	(1,273)	(206)
Net income (loss)	2,445	1,471
Ending balance	$27,028	$23,527

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
Redemption of OP units—The Company redeemed OP units totaling 6,128,237 in 2025 and 452,418 in 2024 through issuance of an equal number of shares of class A common stock on a one-for-one basis.
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

	Fair Value Measurement Hierarchy
(In thousands)	Level 1	Level 2	Level 3	Total
September 30, 2025
Assets
Investments (Note 3)
Other equity investments—Marketable equity securities	$358	$—	$—	$358
CLO subordinated notes	—	—	31,572	31,572
Equity investments of consolidated funds	110,055	—	228,901	338,956
Fair Value Option:
Equity method investment	—	—	141,643	141,643
Liabilities
Other liabilities
InfraBridge contingent consideration	—	—	2,400	2,400
DBRG stock warrants	—	—	500	500
Securities of consolidated fund sold short	70,575	—	—	70,575
Contingent consideration of consolidated fund	—	—	14,801	14,801
December 31, 2024
Assets
Investments (Note 3)
Other equity investments—Marketable equity securities	$242	$—	$—	$242
CLO subordinated notes	—	—	35,122	35,122
Equity investments of consolidated funds	83,269	—	63,154	146,423
Fair Value Option:
Equity method investment	—	—	137,154	137,154
Liabilities
Other liabilities
InfraBridge contingent consideration	—	—	6,100	6,100
DBRG stock warrants	—	—	700	700
Securities of consolidated fund sold short	47,930	—	—	47,930
Equity Investments of Consolidated Funds
Equity investments of consolidated funds include marketable equity securities held by our liquid strategy funds and equity investments held by two single asset funds. The marketable equity securities comprise publicly listed stocks in U.S. and Europe, primarily in the digital infrastructure, real estate, technology, media and telecommunications sectors, valued based upon listed prices in active markets, classified as Level 1. Other equity investments, in data centers or digital media, were valued based upon either a market approach that considered revenue multiples of other comparable companies at September 30, 2025 and December 31, 2024 or using the transacted price for a recent fund acquisition as of September 30, 2025, classified as level 3.
Fair Value Option
Equity Method Investments
The Company has elected to account for a co-investment in a portfolio company as an equity method investment under the fair value option. Fair value was determined using a discounted cash flow model based upon the portfolio company's projected earnings, discounting unlevered cash flows at an 8.1% weighted average cost of capital at September 30, 2025, and levered cash flows at a cost of equity of 11.0% at December 31, 2024. The fair value is classified as Level 3 of the fair value hierarchy and changes in fair value are recorded in principal investment income.
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
At September 30, 2025, the two liability-classified warrants were carried at fair value, measured using a Black-Scholes option pricing model, applying the following inputs: (a) estimated volatility for DBRG's class A common stock of 44.8% (34.7% at December 31, 2024); (b) closing stock price of DBRG's class A common stock on the last trading day of the quarter; (c) the strike price for each warrant; (d) remaining term to expiration of the warrants; and (e) risk free rate of 3.74% per annum (4.21% per annum at December 31, 2024), derived from the daily U.S. Treasury yield curve rates to correspond to the remaining term to expiration of the warrants.
Contingent Consideration—InfraBridge
In connection with the Company's acquisition of InfraBridge in February 2023, contingent consideration may become payable by the Company if prescribed fundraising targets are met for follow-on InfraBridge flagship funds and co-investments. The contingent consideration was measured at September 30, 2025 and December 31, 2024 by applying a probability-weighted approach to the likelihood of meeting various fundraising targets and discounting the estimated future contingent consideration payment at 6.7% and 7.3%, respectively, to derive a present value amount, classified as Level 3 of the fair value hierarchy.
Contingent Consideration—Consolidated Fund
In connection with a consolidated fund's acquisition of equity interests in a portfolio company, contingent consideration may become payable by the fund if a prescribed earnings target is achieved by the portfolio company. The contingent consideration, inclusive of PIK interest accrued at 12% per annum through the first earnout period, was valued at September 30, 2025 using the average result from a probabilistic simulation model that applied a volatility of 22% and discount rate of 13% to the portfolio company earnings, classified as Level 3 of the fair value hierarchy. Changes in fair value of the contingent consideration is reflected as an equivalent change in the cost of the fund's corresponding investment, with no effect to earnings.

Changes in Level 3 Fair Value
The following table presents changes in recurring Level 3 fair value assets held for investment. Realized and unrealized gains (losses) are included in other gain (loss).

	Level 3 Assets		Level 3 Liabilities
	Fair Value Option - Equity Method Investments	Equity Investments of Consolidated Funds	DBRG Stock Warrants	Contingent Consideration—InfraBridge	Contingent Consideration—Consolidated Fund
(In thousands)
Fair value at December 31, 2023	$6,700	$416,614	$(39,200)	$(11,338)	$—
Election of fair value option	128,742	—	—	—	—
Deconsolidation of sponsored funds	—	(393,614)	—	—	—
Unrealized gain (loss) in earnings, net	(2,315)	40,154	4,200	2,238	—
Reclassification to equity	—	—	33,000	—	—
Fair value at September 30, 2024	$133,127	$63,154	$(2,000)	$(9,100)	$—

Net unrealized gain (loss) in earnings on instruments held at September 30, 2024	$(2,315)	$40,154	$7,100	$2,238	$—

Fair value at December 31, 2024	$137,154	$63,154	$(700)	$(6,100)	$—
Contributions	—	40,683	—	—	—
Consolidation of sponsored fund	—	115,539	—	—	(11,186)
Change in consolidated fund's share of interest in portfolio company (1)	—	8,779	—	—	(2,996)
Change in fair value of contingent consideration of consolidated fund	—	619	—	—	(619)
Unrealized gain (loss) in earnings, net	4,489	127	200	3,700	—
Fair value at September 30, 2025	$141,643	$228,901	$(500)	$(2,400)	$(14,801)

Net unrealized gain (loss) in earnings on instruments held at September 30, 2025	$4,489	$127	$200	$3,700	$—
__________
(1)    Represents additional allocation to consolidated fund following further syndication of interest in portfolio company from a non-consolidated fund to the consolidated fund.
Nonrecurring Fair Values
The Company measures fair value of certain assets on a nonrecurring basis: (i) on the acquisition date for business combinations; (ii) when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable or based upon availability of observable prices for equity investments under the measurement alternative; and (iii) upon deconsolidation of a subsidiary for any retained interest. Adjustments to fair value generally result from application of the lower of amortized cost or fair value for assets held for disposition or otherwise, an adjustment of asset values due to impairment or observable price changes.
At September 30, 2025, there were no assets measured at fair value on a nonrecurring basis. At December 31, 2024, certain equity investments accounted under the measurement alternative were carried at estimated fair values of $15.0 million based upon pricing from a recent funding, or applying a probability-weighted approach to different recovery outcomes, representing level 3 fair values.
Fair Value of Financial Instruments Reported at Cost
The Company's debt obligation, specifically its secured fund fee revenue notes had fair values of $294.6 million at September 30, 2025 and $285.8 million at December 31, 2024, estimated based upon indicative quotes. The carrying value of debt of consolidated fund approximates its fair value at September 30, 2025 given its short remaining term to maturity.
The carrying values of cash and cash equivalents, accounts receivable, due from and to affiliates, interest payable and accounts payable generally approximate fair value due to their short term nature, and credit risk, if any, is negligible.

10. Earnings per Share
The following table presents the basic and diluted earnings per common share computations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2025	2024	2025	2024
Net income (loss) allocated to common stockholders
Income (Loss) from continuing operations attributable to DigitalBridge Group, Inc.	$31,497	$12,433	$79,272	$88,032
Preferred dividends	(14,661)	(14,661)	(43,981)	(43,981)
Income (Loss) allocated to participating securities	(385)	(33)	(727)	(575)
Income (Loss) from continuing operations attributable to common stockholders	16,451	(2,261)	34,564	43,476
Income (Loss) from discontinued operations attributable to common stockholders	(83)	1,345	(2,454)	(12,459)
Net income (loss) attributable to common stockholders—basic	16,368	(916)	32,110	31,017
Interest expense attributable to exchangeable notes (Note 6)	—	—	—	443
Net income (loss) allocated to common stockholders—basic and diluted	$16,368	$(916)	$32,110	$31,460
Weighted average common shares outstanding
Weighted average number of common shares outstanding—basic	178,183	171,542	174,331	167,725
Weighted average effect of dilutive shares (1)(2)(3)	323	—	170	3,483
Weighted average number of common shares outstanding—diluted	178,506	171,542	174,501	171,208
Income (Loss) per share—basic
Income (Loss) from continuing operations	$0.09	$(0.02)	$0.19	$0.25
Income (Loss) from discontinued operations	0.00	0.01	(0.01)	(0.07)
Net income (loss) attributable to common stockholders per common share—basic	$0.09	$(0.01)	$0.18	$0.18
Income (Loss) per share—diluted
Income (Loss) from continuing operations	$0.09	$(0.02)	$0.19	$0.25
Income (Loss) from discontinued operations	0.00	0.01	(0.01)	(0.07)
Net income (loss) attributable to common stockholders per common share—diluted	$0.09	$(0.01)	$0.18	$0.18
__________
(1)    The calculation of diluted earnings per share includes the weighted average effect of class A common shares and share equivalents issuable in relation to the following dilutive securities: (i) performance stock units (Note 12) of 148,774 for the three months ended September 30, 2025, and 80,761 and 71,569 for the nine months ended September 30, 2025 and 2024, respectively; (ii) DBRG stock warrants that were in-the-money (Note 9) of 173,851 and 89,060 for the three and nine months ended September 30, 2025, respectively; (iii) Wafra contingent consideration which was settled in March 2024 (Note 7) of 335,171 for the nine months ended September 30, 2024; and (iv) exchangeable senior notes which are no longer outstanding effective April 2024 (Note 6) of 3,076,309 shares for the nine months ended September 30, 2024.
(2)    The calculation of diluted earnings per share excludes the effects of the following as their inclusion would be antidilutive: (i) performance stock units (Note 12) of 509,161 for the three months ended September 30, 2024 and (ii) DBRG stock warrants that were in-the-money (Note 9) of 485,841 and 816,572 for the three and nine months ended September 30, 2024, respectively.
(3)    OP units may be redeemed for registered or unregistered class A common stock of the Company on a one-for-one basis and are not dilutive. At September 30, 2025 and 2024, 5,795,134 and 12,123,371 of OP units, respectively, were not included in the computation of diluted earnings per share in the respective periods presented.
11. Fee Revenue
The following table presents the Company's fee revenue by type.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Management fees	$93,206	$76,011	$267,439	$223,542
Incentive fees	—	291	606	2,823
Other fees	94	280	656	1,777
Total fee revenue	$93,300	$76,582	$268,701	$228,142
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
Revenue Concentration
Revenue concentration is defined as a single fund or investment vehicle that generates 10% or more of the Company's total management fees. Three funds met the concentration criteria, aggregating to 64.1% and 64.4% of total management fees for the three and nine months ended September 30, 2025, respectively.
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
Restricted Stock—Restricted stock awards in the Company's class A common stock are granted to senior executives, directors and certain employees, subject to a service condition or a combination of both a service and performance condition, generally with annual time-based vesting in equal tranches over a three-year period, or for certain awards, a two-year cliff vesting. Vesting of performance-based restricted stock awards occur upon achievement of certain Company-specific metrics over a specified performance measurement period. Restricted stock is entitled to dividends declared and paid on the Company's class A common stock and such dividends are not forfeitable prior to vesting of the award. Restricted stock awards are valued based upon the Company's class A common stock price on grant date and equity-based compensation expense is recognized on a straight-line basis over the requisite service period.
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
Equity-based compensation cost in continuing operations is presented on the consolidated statement of operations, as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Compensation expense	$8,827	$8,828	$27,172	$35,683
Administrative expense	149	—	388	—
	$8,976	$8,828	$27,560	$35,683
Changes in unvested equity awards are summarized below.

							Weighted Average Grant Date Fair Value
	Restricted Stock	LTIP units (1)	DSUs	RSUs (2)	PSUs (3)	Total	PSUs	All Other Awards
Unvested shares and units at December 31, 2024	3,199,827	125,000	30,819	13,305	631,257	4,000,208	$16.29	$15.68
Granted	2,809,311	—	46,412	832,574	485,902	4,174,199	9.32	9.86
Vested	(1,869,769)	—	(31,373)	(4,435)	—	(1,905,577)	—	15.45
Forfeited	(52,474)	—	—	(181,452)	(185,675)	(419,601)	27.36	11.21
Unvested shares and units at September 30, 2025	4,086,895	125,000	45,858	659,992	931,484	5,849,229	10.45	11.61
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
Fair value of equity awards that vested, determined based upon their respective fair values at vesting date, totaled $2.0 million and $1.7 million for the three months ended September 30, 2025 and 2024, respectively, and $18.9 million and $31.7 million for the nine months ended September 30, 2025 and 2024, respectively.
At September 30, 2025, aggregate unrecognized compensation cost for all unvested equity awards was $35.9 million, which is expected to be recognized over a weighted average period of 2.0 years.
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
Consolidated Company-Sponsored Funds—The Company currently consolidates sponsored funds in which it has more than an insignificant equity interest in the fund as general partner. As a result, the Company is considered to be acting in the capacity of a principal of the sponsored fund and is therefore the primary beneficiary of the fund. The Company’s exposure is limited to its capital account balance in the consolidated funds of $105.4 million at September 30, 2025 and $79.3 million at December 31, 2024. The liabilities of the consolidated funds may only be settled using assets of the consolidated funds, and the Company, as general partner, is not obligated to provide any financial support to the consolidated funds. At September 30, 2025, the Company has a $7.1 million unfunded commitment to a fund that was consolidated during the third quarter of 2025.
The following table presents the assets and liabilities of the consolidated funds:

(In thousands)	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$70,801	$62,630
Investments (Note 3)	338,956	146,423
Other assets	1,646	724
	$411,403	$209,777
Liabilities
Debt (Note 6)	$29,547	$—
Other liabilities
Securities sold short	70,575	47,930
Due to custodian	11,011	9,121
Contingent consideration (Note 9)	14,801	—
Other	2,772	697
	$128,706	$57,748
Unconsolidated Company-Sponsored Funds—The Company does not consolidate its sponsored funds where it has insignificant equity interests in these funds as general partner. As such interests absorb insignificant variability from the fund, the Company is considered to be acting in the capacity of an agent of the fund and is therefore not the primary beneficiary of these funds. The Company accounts for its equity interests in unconsolidated funds under the equity method. The Company's maximum exposure to loss is limited to the outstanding balance of its investment in the unconsolidated funds (Note 3) of $2.1 billion at September 30, 2025 and $2.1 billion at December 31, 2024. The Company also has receivables from its unconsolidated funds for fee revenue and reimbursable or recoverable costs, as discussed in Note 14. At September 30, 2025, the Company's unfunded commitments to its unconsolidated funds as general partner and general partner affiliate totaled $182.3 million (including commitments attributed to the ownership by employees and former employees in the general partner entities). Generally, the timing for funding of these commitments is not known and the commitments are callable on demand at any time prior to their respective expirations.

14. Transactions with Affiliates
Affiliates include (i) investment vehicles that the Company sponsors and/or manages, and in which the Company has an equity interest; (ii) portfolio companies of sponsored funds; and (iii) directors and employees of the Company.
Amounts due from and due to affiliates consist of the following:

(In thousands)	September 30, 2025	December 31, 2024
Due from Affiliates
Investment vehicles and portfolio companies
Fee revenue	$80,087	$103,402
Cost reimbursements and recoverable expenses	14,847	19,111
Employees and other affiliates	1,016	1,673
	$95,950	$124,186
Due to Affiliates (Note 5)
Other affiliates	$1,222	$1,675
Significant transactions with affiliates include the following:
Fee Revenue—Fee revenue earned from investment vehicles that the Company manages and/or sponsors, and in which the Company has an equity interest, are presented in Note 11. Substantially all fee revenue are from affiliates, except for management fees and incentive fees from sub-advisory accounts and generally, other fee revenue.
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
To the extent the Company determines it acts in the capacity of principal in the incurrence of such costs, the reimbursements are included in other income, which totaled $2.0 million and $2.1 million for the three months ended September 30, 2025 and 2024, respectively, and $6.9 million and $8.0 million for the nine months ended September 30, 2025 and 2024, respectively. To the extent the Company determines that it acts in the capacity of an agent, the costs incurred and related reimbursements are presented on a net basis in the consolidated statements of operations.
Warehoused Investments—The Company may acquire and temporarily warehouse investments on behalf of prospective sponsored investment vehicles. The warehoused investments are transferred to the investment vehicle when sufficient third party capital, including debt, is raised. The Company may be paid a fee by the investment vehicle, akin to an interest charge, typically calculated as a percentage of the acquisition price of the investment, to compensate the Company for its cost of holding the investment during the warehouse period. The terms of such arrangements may differ for each sponsored investment vehicle and by investment.
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
With respect to investment vehicles sponsored by the Company for which Messrs. Ganzi and Jenkins are invested in their capacity as former owners of DBH, and not in their capacity as employees of the Company, any carried interest entitlement attributed to such investments by Messrs. Ganzi and Jenkins as general partner are not subject to continuing vesting provisions and do not represent compensatory arrangements to the Company. Such carried interest allocation to Messrs. Ganzi and Jenkins that are unrealized or distributed but unpaid are included in noncontrolling interests on the balance sheet in the amount of $64.6 million at September 30, 2025 and $121.1 million at December 31, 2024. Carried interest allocated are recorded as net loss attributable to noncontrolling interests totaling $15.7 million and $56.5 million for the three and nine months ended September 30, 2025, respectively, and net income attributable to noncontrolling interests totaling $1.6 million and $8.9 million for the three and nine months ended September 30, 2024, respectively.
Investment in Managed Investment Vehicles—Subject to the Company's related party policies and procedures, certain employees (who may thereafter become former employees) may invest on a discretionary basis in investment vehicles sponsored by the Company, either directly in the vehicle or indirectly through the Company's general partner entities. These investments are not subject to management fees or carried interest, but otherwise bear their proportionate share of other operating expenses of the investment vehicles. Such investments in consolidated investment vehicles and general partner entities totaled $61.9 million at September 30, 2025 and $58.0 million at December 31, 2024, reflected in redeemable noncontrolling interests and noncontrolling interests in investment entities on the balance sheet. The employees' and former employees' share was a net income of $1.5 million and $3.8 million for the three months ended September 30, 2025 and 2024, respectively, and net income of $2.8 million and $5.7 million for the nine months ended September 30, 2025 and 2024, respectively. Such amounts are reflected in net income (loss) attributable to noncontrolling interests on the consolidated statement of operations and exclude their share of carried interest allocation, which is reflected in incentive fee and carried interest compensation expense and net income (loss) attributable to noncontrolling interests.
Private Aircraft—Pursuant to Mr. Ganzi’s employment agreement, the Company has agreed to reimburse Mr. Ganzi for the variable costs of business travel on a chartered or private jet (including any aircraft that Mr. Ganzi may partially or fully own), provided that the Company will not reimburse the allocable share (based on the total number of passengers) of such variable costs for any passenger who is not traveling on Company business. The Company has also agreed to reimburse Mr. Ganzi for the cost of up to 100 hours of personal travel, which is treated as a compensatory arrangement. Additionally, the Company has agreed to reimburse Mr. Ganzi for a proportional share of the fixed cash costs of any aircraft partially or fully owned by Mr. Ganzi. The fixed cost reimbursements will be made based on an allocable portion of annual fixed cash operating costs of the aircraft, based on the total number of hours the aircraft is used for Company business and personal hours claimed (up to 100 hours annually) divided by the total hours flown. Expenses incurred on behalf of Mr. Ganzi and expenses reimbursed or are reimbursable to Mr. Ganzi associated with the use of private aircraft (including both aircraft owned by Mr. Ganzi and third party chartered flights) totaled $0.8 million and $2.4 million for the three months ended September 30, 2025 and 2024, respectively, and $3.5 million and $5.6 million for the nine months ended September 30, 2025 and 2024, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Fee revenue	$93,300	$76,582	$268,701	$228,142
Carried interest allocation	(120,213)	(15,799)	(290,751)	263,967
Principal investment income	25,325	9,955	51,069	28,782
Other income	5,406	5,387	17,039	19,963
Total revenues	3,818	76,125	46,058	540,854
Expenses
Compensation expense—cash and equity-based	49,315	43,426	142,427	146,271
Compensation expense—incentive fee and carried interest allocation	(54,000)	(8,474)	(119,676)	163,242
Administrative and other expenses	15,118	27,193	42,504	78,011
Interest expense	4,731	4,129	13,199	12,457
Transaction-related costs	956	1,771	9,585	3,202
Depreciation and amortization	7,130	8,227	22,941	25,491
Total expenses	23,250	76,272	110,980	428,674
Other income (loss)
Other gain (loss), net	6,493	47,927	15,037	50,843
Income (loss) from continuing operations before income taxes	(12,939)	47,780	(49,885)	163,023
Income tax benefit (expense)	221	(887)	(833)	(2,126)
Income (loss) from continuing operations	(12,718)	46,893	(50,718)	160,897
Income (loss) from continuing operations attributable to noncontrolling interests:
Redeemable noncontrolling interests	1,796	580	2,445	1,471
Investment entities	(46,577)	34,024	(134,244)	68,412
Operating Company	566	(144)	1,809	2,982
Income (loss) from continuing operations attributable to DigitalBridge Group, Inc.	$31,497	$12,433	$79,272	$88,032
Preferred stock dividends	14,661	14,661	43,981	43,981
Income (loss) from continuing operations attributable to common stockholders	$16,836	$(2,228)	$35,291	$44,051

Reconciliation of segment earnings measure to consolidated statement of operations:
Income (loss) from continuing operations attributable to common stockholders	$16,836	$(2,228)	$35,291	$44,051
Income (loss) from discontinued operations attributable to common stockholders	(83)	1,345	(2,454)	(12,459)
Net income (loss) attributable to common stockholders	$16,753	$(883)	$32,837	$31,592

Geography
Geographic information about the Company's total revenues from continuing operations and long-lived assets, excluding assets of discontinued operations, are as follows. Geography is generally presented as the location in which income generating services are substantially performed.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Total revenues by geography:
United States	$(7,598)	$60,779	$3,747	$489,751
Europe (1)	8,784	13,205	34,562	43,079
Other	634	22	803	70
Total (2)	$1,820	$74,006	$39,112	$532,900

(In thousands)	September 30, 2025	December 31, 2024
Long-lived assets by geography:
United States	$17,623	$17,514
Europe	11,318	18,547
Other	1,138	2,551
Total (3)	$30,079	$38,612
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
16. Commitments and Contingencies
Litigation
The Company may be involved in litigation and other proceedings that arise in the ordinary course of business. As of September 30, 2025, the Company is not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.
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
Our Business
We are a leading global investment manager in digital infrastructure, deploying and managing capital across the digital ecosystem, including data centers, cell towers, fiber networks, small cells, and edge infrastructure. Our diverse global investor base includes public and private pensions, sovereign wealth funds, other asset managers, insurance companies, and endowments. At September 30, 2025, we had $40.7 billion of fee earning equity under management ("FEEUM").
We are headquartered in Boca Raton, Florida, with key offices in New York, London, Luxembourg and Singapore. At September 30, 2025, we had 310 employees.
We operate as a taxable C Corporation and conduct substantially all of our activities and hold substantially all of our assets and liabilities through our Operating Company. As sole managing member, we own 97% of the Operating Company at September 30, 2025.
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
•InfraBridge is focused on mid-market investments in the digital infrastructure, energy and digital adjacent areas of traditional infrastructure (predominantly transportation and logistics via the Global Infrastructure Fund ("GIF") series of funds).
Significant Developments
The following summarizes significant developments that affected our business and results of operations in 2025.
Capital Raise
•In 2025, through the third quarter, we raised $4.1 billion of capital, primarily for the third series in our flagship value-add strategy and also co-investment vehicles.
Realization of Investment
•In connection with our participation in a secondary sale of equity by our DataBank portfolio company in February 2025, we received proceeds of approximately $59.7 million, representing $34.0 million realized principal investment income, $24.8 million return of capital and our share of carried interest of $0.9 million.

Fund Performance Metrics
Certain performance metrics for our key investment funds from inception through September 30, 2025 are presented in the table below. Excluded are funds with less than one year of performance history as of September 30, 2025, funds and separately managed accounts in the liquid strategy, co-investment vehicles and separately capitalized portfolio companies. The historical performance of our funds is not indicative of their future performance nor indicative of the performance of our other existing funds or of any of our future funds. An investment in DBRG is not an investment in any of our funds and these fund performance metrics are not indicative of the performance of DBRG.

($ in millions)	Inception Date (2)	Total Commitments	Invested Capital (3)	Available Capital (4)	Investment Value			MOIC (8) (10)		IRR (9) (10)
Fund (1)					Unrealized (5)	Realized (6)	Total (7)	Gross	Net	Gross	Net
Value-Add
DBP I	Mar-2018	$4,059	$4,825	$192	$6,030	$1,451	$7,481	1.5x	1.4x	11.2%	8.7%
DBP II	Nov-2020	8,286	8,108	494	10,181	843	11,024	1.4x	1.3x	10.3%	7.7%
Core
SAF	Nov-2022	1,110	1,045	61	1,148	40	1,188	1.1x	1.1x	6.4%	4.4%
InfraBridge
GIF I	Mar-2015	1,411	1,504	383	982	1,449	2,431	1.6x	1.4x	9.1%	6.4%
GIF II	Jun-2018	3,382	3,164	192	2,095	507	2,602	0.8x	0.7x	<0%	<0%
Credit
Credit I	Dec-2022	697	707	265	490	292	782	1.1x	1.1x	10.0%	6.6%
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

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2025	2024	Change	2025	2024	Change
Revenues
Fee revenue	$93,300	$76,582	$16,718	$268,701	$228,142	$40,559
Carried interest allocation (reversal)	(120,213)	(15,799)	(104,414)	(290,751)	263,967	(554,718)
Principal investment income	25,325	9,955	15,370	51,069	28,782	22,287
Other income	5,406	5,387	19	17,039	19,963	(2,924)
Total revenues	3,818	76,125	(72,307)	46,058	540,854	(494,796)
Expenses
Compensation expense—cash and equity-based	49,315	43,426	5,889	142,427	146,271	(3,844)
Compensation expense—incentive fee and carried interest allocation (reversal)	(54,000)	(8,474)	(45,526)	(119,676)	163,242	(282,918)
Administrative and other expenses	15,118	27,193	(12,075)	42,504	78,011	(35,507)
Interest expense	4,731	4,129	602	13,199	12,457	742
Transaction-related costs	956	1,771	(815)	9,585	3,202	6,383
Depreciation and amortization	7,130	8,227	(1,097)	22,941	25,491	(2,550)
Total expenses	23,250	76,272	(53,022)	110,980	428,674	(317,694)
Other income (loss)
Other gain (loss), net	6,493	47,927	(41,434)	15,037	50,843	(35,806)
Income (Loss) before income taxes	(12,939)	47,780	(60,719)	(49,885)	163,023	(212,908)
Income tax benefit (expense)	221	(887)	1,108	(833)	(2,126)	1,293
Income (Loss) from continuing operations	(12,718)	46,893	(59,611)	(50,718)	160,897	(211,615)
Income (Loss) from discontinued operations	(86)	1,439	(1,525)	(2,625)	(13,403)	10,778
Net income (loss)	(12,804)	48,332	(61,136)	(53,343)	147,494	(200,837)
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	1,796	580	1,216	2,445	1,471	974
Investment entities	(46,577)	34,024	(80,601)	(134,244)	68,412	(202,656)
Operating Company	563	(50)	613	1,638	2,038	(400)
Net income (loss) attributable to DigitalBridge Group, Inc.	31,414	13,778	17,636	76,818	75,573	1,245
Preferred stock dividends	14,661	14,661	—	43,981	43,981	—
Net income (loss) attributable to common stockholders	$16,753	$(883)	17,636	$32,837	$31,592	1,245

Revenues
Total revenues were $3.8 million and $76.1 million in the three months ended September 30, 2025 and 2024, respectively, and $46.1 million and $540.9 million in the nine months ended September 30, 2025 and 2024, respectively. The large swings in total revenues were driven by significant variability in unrealized carried interest, specifically large net reversals in 2025 and net positive allocations in year-to-date 2024. Additionally, there were increases to fee revenue, driven mainly by capital raised for our third flagship fund.
The key components of revenue are discussed in more detail below.
Fee Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2025	2024	Change	2025	2024	Change
Management fees	$84,945	$71,145	$13,800	$246,647	$219,647	$27,000
Management fees—catch up (1)	8,261	4,866	3,395	20,792	3,895	16,897
Incentive fees	—	291	(291)	606	2,823	(2,217)
Other fee revenue	94	280	(186)	656	1,777	(1,121)
	$93,300	$76,582	16,718	$268,701	$228,142	40,559
__________
(1)    Catch-up fees are management fees charged in any given period that pertain to prior periods. With respect to subsequent closing of commitments during the fundraising period, management fees based upon commitments are charged retroactively to the fee activation date at initial closing of the fund through the subsequent close date.
Fee revenue increased $16.7 million or 22% to $93.3 million in the quarter-to-date comparison and $40.6 million or 18% to $268.7 million in the year-to-date comparison.
The increases in both the quarter-to-date and year-to-date comparisons were driven by (i) additional capital raised for our third flagship fund, which contributed incremental management fees of $11.5 million and $40.6 million (of which $3.4 million and $16.9 million were incremental catch-up fees), respectively, and (ii) deployment of capital and new capital raised for co-investment vehicles, partially offset by (iii) lower management fees from InfraBridge funds, in particular the effect of a change in fee basis from committed to invested capital effective late December 2024 (decreased $3.5 million and $13.1 million, respectively).
Year over year, FEEUM increased $6.6 billion or 19% to $40.7 billion at September 30, 2025 from $34.1 billion at September 30, 2024.
Incentive fees in all periods were attributed to our liquid securities strategy.
Carried Interest Allocation

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2025	2024	Change	2025	2024	Change
Carried interest allocation
Distributed	$—	$—	$—	$2,470	$118	$2,352
Unrealized	(120,213)	(15,799)	(104,414)	(293,221)	263,849	(557,070)
	$(120,213)	$(15,799)	(104,414)	$(290,751)	$263,967	(554,718)
Carried interest allocation represents gross carried interest from our general partner interests in sponsored investment vehicles prior to allocations to management and a third party participation interest. Unrealized carried interest is subject to adjustments each period, including reversals, based upon the extent to which cumulative performance of the funds, which are driven by underlying investments that are measured at fair value, exceed their minimum return hurdles. See Note 3 to the consolidated financial statements.
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

Principal Investment Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2025	2024	Change	2025	2024	Change
Principal investment income (loss)
Realized	$645	$2,647	$(2,002)	$1,864	$13,193	$(11,329)
Unrealized	24,680	7,308	17,372	49,205	15,589	33,616
	$25,325	$9,955	15,370	$51,069	$28,782	22,287
Principal investment income represents the Company's proportionate share of net income (loss) from investments in its sponsored investment vehicles. Changes each period are driven predominantly by unrealized gain (loss) from changes in fair value of underlying fund investments.
Realized principal investment income in both years included gains from sale or syndication of investments and distributions of interest income from our credit funds. In particular, the year-to-date period in 2025 included $34.0 million of income distribution in connection with our participation in a secondary sale of equity by our DataBank portfolio company in February 2025, offset by a $40.3 million loss from a portfolio company of an InfraBridge fund recognized in the second quarter of 2025. This loss pertained to capital funded in prior years and realization of the loss did not affect cash flows in 2025. These realizations were accompanied by a reversal of unrealized principal investment income (loss) in the periods the realizations were recognized. In 2024, realized principal investment income also included $4.2 million of previously escrowed proceeds received from the partial sale of our interest in DataBank in prior years.
Other Income
Other income was flat at $5.4 million in the quarter-to-date comparison and decreased $2.9 million to $17.0 million in the year-to-date comparison. The decrease was driven by lower cost reimbursements from managed investment vehicles that are presented gross as income and expense ($0.8 million) and lower dividend income from equity securities of consolidated funds ($0.7 million).
Expenses
Total expenses were $23.3 million and $76.3 million for the three months ended September 30, 2025 and 2024, respectively, and $111.0 million and $428.7 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease is attributed to unrealized carried interest compensation which was a higher net reversal in 2025 compared to a lower net reversal in the third quarter of 2024 and a net expense year-to-date in 2024. Additionally, 2025 had lower administrative costs.
Changes in the various expense items are discussed below.
Compensation Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2025	2024	Change	2025	2024	Change
Cash and equity-based compensation
Cash compensation	$40,488	$34,598	$5,890	$115,255	$110,588	$4,667
Equity-based compensation	8,827	8,828	(1)	27,172	35,683	(8,511)
	$49,315	$43,426	5,889	$142,427	$146,271	(3,844)

Incentive fee and carried interest compensation allocation (reversal)	$(54,000)	$(8,474)	(45,526)	$(119,676)	$163,242	(282,918)
Cash and equity-based compensation—The increase in cash compensation for both periods under comparison is driven by higher accruals of performance based incentive compensation.
Equity-based compensation was flat in the quarter-to-date comparison, and lower in the year-to-date comparison as 2024 included performance-based awards that fully vested in 2024.
Incentive fee and carried interest compensation allocation—For both quarter-to-date and year-to-date periods under comparison, the net reversal of compensation in 2025 and net expense in 2024 are consistent with the changes in carried interest, as discussed above.

Administrative and Other Expenses
Administrative and other expenses decreased $12.1 million to $15.1 million in the quarter-to-date comparison and $35.5 million to $42.5 million in the year-to-date comparison. The decrease in both periods can be attributed largely to insurance recoveries in 2025 related to litigation costs incurred in prior periods ($4.0 million and $22.2 million, respectively) and lower third party professional service costs, including reimbursable costs incurred on behalf of our managed investment vehicles. The decrease in both periods were partially offset by costs incurred for potential new products ($1.1 million and $5.6 million, respectively).
Interest Expense
Interest expense increased $0.6 million to $4.7 million in the quarter-to-date comparison and $0.7 million to $13.2 million in the year-to-date comparison. The increase in both periods reflect $1.1 million of interest expense on fund-level debt that was consolidated in the third quarter of 2025. In the quarter-to-date comparison, this was partially offset by lower deferred financing costs ($0.5 million) following a reduction in the VFN borrowing capacity in June 2025. In the year-to-date comparison, interest expense also decreased due to the full exchange/redemption of the remaining 5.75% exchangeable senior notes in April 2024 ($0.4 million).
Transaction-Related Costs
Transaction-related costs decreased $0.8 million to $1.0 million in the quarter-to-date comparison and increased $6.4 million to $9.6 million in the year-to-date comparison due to unconsummated deal cost.
Depreciation and Amortization
Depreciation and amortization expense decreased $1.1 million in the quarter-to-date comparison and $2.6 million in the year-to-date comparison due to management contract intangibles that have a declining amortization rate over time. In the year-to-date comparison, the decrease was partially offset by accelerated depreciation of fixed assets disposed in connection with the assignment of an office lease in the second quarter of 2025.
Other Gain (Loss), Net
Other gain, net was $6.5 million and $15.0 million in the three and nine months ended September 30, 2025, respectively, and $47.9 million and $50.8 million in the three and nine months ended September 30, 2024, respectively, reflecting predominantly unrealized fair value changes in financial assets and financial liabilities.
The net gain for both periods in 2025 was driven by net unrealized gains in marketable equity securities of consolidated funds ($5.6 million and $7.7 million, respectively) and additionally, fair value decrease of the InfraBridge contingent consideration liability in the year-to-date period ($3.7 million).
The net gain for both periods in 2024 was driven by (i) net fair value increase in investments held by consolidated funds ($44.4 million and $46.0 million, respectively), (ii) net gain from substantial sale and mark-to-market of a non-core marketable equity security ($6.5 million and $9.3 million, respectively), and (iii) fair value decrease of warrant liability ($1.2 million and $4.2 million, respectively), all of which were partially offset by impairment of warehoused investments ($8.9 million and $12.5 million, respectively).
Income Tax Benefit (Expense)
Income tax was immaterial in all periods under comparison, with the only notable amount being a $2.1 million expense in the nine months ended September 30, 2024. The Company has operating losses and capital loss carryforwards that can be applied against current income tax expense for its domestic entities, and the deferred tax assets of these entities are currently subject to a full valuation allowance, resulting in immaterial income tax effect for its domestic entities. The Company also benefitted from various U.S state tax refunds in 2024. With respect to the Company's foreign subsidiaries, the resulting foreign income tax impact remains immaterial, driven largely by its U.K. subsidiaries.
Income (Loss) from Discontinued Operations
The effect of discontinued operations was immaterial in the quarter-to-date periods and in the year-to-date periods, with net losses of $2.6 million in 2025 and $13.4 million in 2024. These losses included an accrual for a state tax audit in 2025 and in 2024, loss on a guarantee related to the previous bulk sale of the Company's real estate investments.

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
Presented below are total AUM and FEEUM by product:

(In billions)	September 30, 2025	December 31, 2024
Assets Under Management	$107.6	$95.6

Fee Earning Equity Under Management
DBP Series	$17.5	$15.9
Co-Investment Vehicles	15.3	11.5
InfraBridge	3.6	3.7
Core, Credit and Liquid Strategies	3.1	3.2
Separately Capitalized Portfolio Companies	1.2	1.2
	$40.7	$35.5
The following table summarizes changes in FEEUM:

Nine Months Ended September 30, 2025
(In billions)
Fee Earning Equity Under Management
Balance at January 1	$35.5
Inflows (1)	6.5
Outflows (2)	(1.3)
Market activity (3)	—
Balance at September 30	$40.7
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
(3)    Market activity includes changes in investment value based on NAV or GAV, and the effect of foreign exchange rates. Amount was less than $30 million in 2025.
FEEUM increased $5.2 billion or 15% to $40.7 billion at September 30, 2025, driven by capital raise for our third flagship fund and new co-investment vehicles, as well as deployment of previously raised capital.

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
Non-GAAP Results
Results of our non-GAAP measures attributable to the Operating Company were determined as follows:

	Three Months Ended September 30,
(In thousands)	2025	2024	Change
Fee revenue (1)	$93,524	$76,664	$16,860
Cash compensation (1)	(40,166)	(33,774)	(6,392)
Administrative and other expenses (1)	(16,064)	(16,736)	672
Fee-Related Earnings—attributable to Operating Company	37,294	26,154	11,140
Realized principal investment income (loss)	394	2,129	(1,735)
Interest, dividend and other income	3,144	2,828	316
Interest expense and preferred dividends	(18,023)	(18,245)	222
Placement fees and other	(1,319)	(1,247)	(72)
Income tax benefit (expense)	221	(887)	1,108
Distributable Earnings, after tax—attributable to Operating Company	$21,711	$10,732	10,979
________
(1)    These amounts are determined based upon the definition of FRE as described above and therefore, differ from those presented on the consolidated statements of operations.
Fee-Related Earnings
FRE was $11.1 million or 43% higher at $37.3 million in the third quarter of 2025 compared to $26.2 million in the same period in 2024. FRE margin improved to 40% compared with 34% a year ago.
Fee revenue increased $16.9 million or 22%, partially offset by higher operating cost. The increase in fee revenue is attributable to capital raised for our third flagship fund, which contributed an additional $11.5 million of fees (of which $3.4 million was incremental catch-up fees), and new co-investment vehicles, as well as additional capital deployments. This was partially offset by fee decreases from our InfraBridge funds, in particular due to a change in fee basis from committed to invested capital effective late December 2024. Operating cost was $5.7 million higher, driven by higher compensation cost.

Distributable Earnings
DE was $11.0 million higher at $21.7 million in the third quarter of 2025 compared to the same period in 2024, with the increase driven by the growth in FRE, as discussed above.
Distributable Earnings and Fee-Related Earnings Reconciliation

	Three Months Ended September 30,
(In thousands)	2025	2024
Net income (loss) attributable to common stockholders	$16,753	$(883)
Net income (loss) attributable to noncontrolling interests in Operating Company	563	(50)
Net income (loss) attributable to Operating Company	17,316	(933)
Transaction-related costs and non-core items (1)	(2,374)	9,541
Other (gain) loss, net (2)	(5,821)	(47,906)
Unrealized principal investment income (3)	(24,872)	(4,415)
Unrealized carried interest, net of associated expense (allocation) reversal (4)	19,808	7,658
Equity-based compensation	8,976	8,828
Depreciation and amortization expense	7,130	8,227
Amortization of deferred financing costs, debt premiums and discounts	406	524
Adjustments attributable to noncontrolling interests in investment entities (5)	1,056	30,647
OP share of (income) loss from discontinued operations (6)	86	(1,439)
Distributable Earnings, after tax—attributable to Operating Company	21,711	10,732
Realized principal investment (income) loss	(394)	(2,129)
Interest, dividend and other income	(3,144)	(2,828)
Interest expense and preferred dividends	18,023	18,245
Placement fee and other	1,319	1,247
Income tax (benefit) expense	(221)	887
Fee-Related Earnings—attributable to Operating Company	$37,294	$26,154
__________
(1)    Non-core items primarily include acquisition-related compensation and certain severance costs, as well as litigation and settlement-related matters, which are presented within compensation expense—cash and equity-based, administrative and other expenses, and other gain (loss), net on the GAAP income statement.
(2)    Comprises (i) all unrealized gains and losses; and (ii) realized gains and losses associated with consolidated funds or non-core investments.
(3)    Unrealized principal investment income is presented net of a third party participation interest, representing only the Operating Company's share.
(4)    Carried interest is presented net of expense allocation or reversal, representing only the Operating Company's share. The expense component is included within compensation expense—incentive fees and carried interest allocation (reversal), other gain (loss), and net income (loss) attributable to noncontrolling interests in investment entities on the GAAP income statement.
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
(6)    Discontinued operations represents residual activities from the Company's former real estate business that had been disposed.
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
Our primary sources of liquidity are:
•cash on hand;
•fees received from our investment management business, including our share of realized net incentive fees and carried interest distributed;
•cash flow generated from our investments, both from distributions of income and return of capital, including proceeds from full or partial realization of investments;
•availability under our Variable Funding Notes ("VFN");
•issuance of additional term notes under our corporate securitization; and
•proceeds from public or private equity and debt offerings.
Overview
At September 30, 2025, we have $173 million of available corporate cash. This generally represents cash at our OP entity after allocating cash for certain compensatory liabilities, and excludes cash held at subsidiaries of the OP, including cash maintained to satisfy regulatory capital requirements in applicable foreign jurisdictions and cash held by consolidated funds. We also have the full $100 million available to be drawn under our VFN facility.
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
Liquidity Needs and Capital Activities
Dividends
Common Stock—The payment of common stock dividends and determination of the amount thereof is at the discretion of our Board of Directors. [In October 2025, our Board of Directors declared a dividend of $0.01 per share of common stock to be paid in January 2026.]
Preferred Stock—We have outstanding preferred stock totaling $822 million, bearing a weighted average dividend rate of 7.135% per annum, with aggregate dividend payments of $14.7 million per quarter.
Contractual Obligations, Commitments and Contingencies
Debt Obligations
As of the date of this filing, our corporate debt is composed of our Class A-2 Notes, as summarized below, with our VFN undrawn.

($ in thousands)	Outstanding Principal	Interest Rate (Per Annum)	Anticipated Repayment Date	Years Remaining to Maturity
Class A-2 Notes	$300,000	3.93%	September 2026	1.0

Investment Commitments
Fund Commitments—As general partner, we typically have minimum capital commitments to our sponsored funds ranging from 0.02% to 0.72% of the total capital commitments of a fund at final closing, although we may elect to make additional investments in new products. With respect to our flagship value-add DBP fund series, and InfraBridge funds, we have made additional capital commitments as a general partner affiliate, generally ranging from 1.43% to 4.29%, alongside our investors. Our fund capital investments further align our interests to our investors. As of September 30, 2025, we have unfunded equity commitments to our sponsored funds totaling $189 million as general partner and general partner affiliate (including commitments attributed to the ownership by employees and former employees in our general partner entities). Generally, the timing for funding of these commitments is not known and the commitments are callable on demand at any time prior to their respective expirations.
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
Contingent Consideration—InfraBridge
In connection with the Company's acquisition of InfraBridge in February 2023, contingent consideration of up to AUD 180 million may become payable based upon achievement of prescribed fundraising targets for follow-on InfraBridge flagship funds and co-investments. The current estimated fair value of the contingent consideration is $2.4 million.
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
At September 30, 2025, the Company had no liability for clawback obligations on distributed carried interest.
Lease Obligations
At September 30, 2025, we had operating lease obligations of $34 million for in-place leases on currently occupied corporate offices and commitments on a future office lease of $58 million that is expected to commence in 2026 with a 10.8 year lease term.
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
Investments—Our investments in our sponsored funds as general partner and general partner affiliate generate cash largely through capital appreciation of underlying investments that are realized upon a recapitalization, syndication or liquidation event, income distributions from equity investments and interest income from credit investments.
Public Offerings
We may offer and sell various types of securities from time to time at our discretion based upon our needs and depending upon market conditions and available pricing.
Consolidated Cash Flows
The following table summarizes the activities from our consolidated statements of cash flows, including discontinued operations.

	Nine Months Ended September 30,
(In thousands)	2025	2024
Cash, cash equivalents and restricted cash—beginning of period	$306,298	$350,250
Net cash generated by (used in):
Operating activities	183,770	31,418
Investing activities	(97,511)	(6,847)
Financing activities	(32,632)	(77,806)
Effect of exchange rates on cash, cash equivalents and restricted cash	4,025	1,461
Cash, cash equivalents and restricted cash—end of period	$363,950	$298,476
Operating Activities
Cash inflows from operating activities are generated primarily through fee-related earnings, distributions of our share of net carried interest, and distribution of earnings from our general partner affiliate interests in our sponsored funds.

Our operating activities generated net cash inflows of $183.8 million in 2025 and $31.4 million in 2024. Outside of recurring operating activities, cash inflows in 2025 also included distribution of earnings from the secondary sale of equity in our DataBank portfolio company of $34.0 million and $22.2 million from net insurance recoveries related to litigation costs incurred in prior periods.
Investing Activities
Investing activities relate largely to our consolidated liquid funds that invest in marketable equity securities, as well as our general partner and general partner affiliate investments in sponsored funds, including drawdown of commitments and return of capital from realized fund investments.
Our investing activities generated net cash outflows in 2025 and 2024.
•In 2025, net cash outflows of $97.5 million were driven by $102.1 million of fundings, net of distributions, for our general partner and general partner affiliate commitments in our sponsored funds and $37.9 million of investments warehoused for potential new products. This was partially offset by return of capital of (i) $24.8 million from the secondary sale of equity in our DataBank portfolio company, (ii) $12.1 million from disposition and recapitalization of investments in our InfraBridge fund, (iii) $3.6 million from our CLO subordinated notes, and (iv) $3.3 million of net inflows from the investing activities of our consolidated liquid funds that hold marketable equity securities.
•Net cash outflows were lower in 2024 at $6.8 million, driven by $40.5 million of fundings, net of distributions, for our general partner and general partner affiliate commitments in our sponsored funds, that was largely offset by $35.0 million of net proceeds from sale of our non-core investments .
Financing Activities
We incur cash outlays primarily for payments on our corporate debt, and dividends to our preferred stockholders and common stockholders.
Financing activities generated net cash outflows in 2025 and 2024.
•In 2025, net cash outflows of $32.6 million were driven by common and preferred dividend payments of $49.3 million, partially offset by $21.6 million of capital contributions by limited partners in consolidated single asset funds.
•The higher net cash outflows of $77.8 million in 2024 resulted from (i) cash settlement of a contingent consideration to Wafra of $17.5 million, (ii) $14.6 million of investor capital redeemed, net of contributions, in our consolidated liquid funds, and (iii) $49.0 million of common and preferred dividend payments. This was partially offset by a $6.1 million syndication of our interest in a consolidated fund, and a share of our commitments in DBP I funded by a third party participation interest.
Guarantees and Off-Balance Sheet Arrangements
We have no guarantees or off-balance sheet arrangements that we believe are reasonably likely to have a material effect on our financial position.
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
Market Risk Effect on Fee Revenue, Principal Investment Income and Net Carried Interest Allocation
Management Fees—To the extent management fees are based upon fair value of the underlying investments of our managed investment vehicles, an increase or decrease in fair value will directly affect our management fee revenue. Generally, our management fee revenue is calculated based upon investors' committed capital during the commitment period of the vehicle, and thereafter, contributed or invested capital during the investing and liquidating periods, or invested capital from inception for Credit and co-investment vehicles. To a lesser extent, management fees are based upon the NAV of vehicles in our Liquid Strategies or GAV for certain InfraBridge vehicles, measured at fair value. At September 30, 2025, vehicles with NAV or GAV fee basis made up 4% of our $40.7 billion FEEUM and accounted for $8.2 million of management fees for the nine months ended September 30, 2025. Accordingly, most of our management fee revenue will not be directly affected by changes in investment fair values.
Principal Investment Income (Loss)—This is our share of income (loss) from equity interests in our sponsored funds, which in turn is largely driven by fair value changes in the underlying investments of the funds.
A hypothetical 10% decline in the fair value of fund investments at September 30, 2025 would decrease the OP's share of principal investment income by approximately $85 million.
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
A hypothetical 10% decline in the fair value of fund investments at September 30, 2025 would decrease carried interest by approximately $151 million, representing the OP's share of carried interest net of allocations to employees, former employees and a third party interest.
Generally, our incentive fees are recognized when it is probable that a significant reversal of the cumulative incentive fees will not occur, which is typically when the fees become realizable or realized at the end of the performance measurement period. At September 30, 2025, there were no incentive fees recorded that have not been fully realized.
Foreign Currency Risk
As of September 30, 2025, we have limited direct foreign currency exposure from our foreign operations and foreign currency denominated investments warehoused on the balance sheet for future sponsored vehicles. Changes in foreign currency rates can adversely affect earnings and the value of our foreign currency denominated investments, including investments in our foreign subsidiaries.
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

Our corporate debt exposure to variable interest rates is limited to our VFN revolver, which had no outstanding balance at September 30, 2025.
Equity Price Risk
At September 30, 2025, we had $110 million of long positions and $71 million of short positions in marketable equity securities, held by our consolidated sponsored liquid funds. Realized and unrealized gains and losses from marketable equity securities are recorded in other gain (loss) on the consolidated statement of operations. Market prices for publicly traded equity securities may fluctuate due to a myriad of factors, including but not limited to, financial performance of the investee, industry conditions, economic and political environment, trade volume, and general sentiments in the equity markets. Therefore the level of volatility and price fluctuations are unpredictable. Our funds constantly rebalance their investment portfolio to take advantage of market opportunities and to manage risk. Additionally, one of our funds employs a long/short equity strategy, taking long positions that serve as collateral for short positions, which in combination, reduces its market risk exposure. The effect of equity price decreases to earnings attributable to our stockholders is further reduced as our consolidated liquid funds are partially owned by third party capital, which represent redeemable noncontrolling interests.
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
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2025.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings.
The Company may be involved in litigation and claims in the ordinary course of business. As of September 30, 2025, the Company was not involved in any material legal proceedings.
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
Redemption of Membership Units in OP ("OP units")
Holders of OP units have the right to require the OP to redeem all or a portion of their OP units for cash or, at our option, shares of class A common stock on a one-for-one basis. In the third quarter of 2025, 1,765,237 shares of class A common stock were issued in satisfaction of redemption requests by OP unit holders.
Item 3.     Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Change of Directors
Resignation of Director
    On October 30, 2025, Ian Schapiro resigned as a member of the board of directors (the “Board”) of the Company, including as a member of its audit committee and compensation committee. Mr. Schapiro’s decision was not a result of any disagreement with the Company on any matter relating to its operations, polices or practices.
Appointment of Director
    Effective October 31, 2025, the Board appointed Jay Wintrob to serve as an independent member of the Board.
    Mr. Wintrob, 68, currently serves as an Oaktree Advisory Partner following his retirement from Oaktree Capital Group in March 2024. Prior thereto, he served as Oaktree’s Chief Executive Officer (from 2014 to 2024) and a member of its Board of Directors (from 2011 to 2024). Mr. Wintrob serves as a member of the board of trustees of Third Point Private Capital Partners, a newly-organized closed-end management investment company that intends to elect to be regulated as a business development company under the Investment Company Act of 1940. Before joining Oaktree, Mr. Wintrob was President and Chief Executive Officer of AIG Life and Retirement, the U.S.-based life and retirement services segment of American International Group, Inc., from 2009 to 2014. Following AIG’s acquisition of SunAmerica in 1998, Mr. Wintrob was Vice Chairman and Chief Operating Officer of AIG Retirement Services, Inc. from 1998 to 2001, and President and Chief Executive Officer from 2001 to 2009. Mr. Wintrob began his career in financial services in 1987 as Assistant to the Chairman of SunAmerica Inc., and then went on to serve in several other executive positions, including President of SunAmerica Investments, Inc. overseeing the company’s invested asset portfolio. Prior to joining SunAmerica, Mr. Wintrob was with the law firm of O’Melveny & Myers. He received his B.A. and J.D. from the University of California, Berkeley. Mr. Wintrob is a board member of several non-profit organizations, including The Eli and Edythe L. Broad Foundation and The Broad (Contemporary Art Museum), Doheny Eye Institute, Skirball Cultural Center and Cedars-Sinai Medical Center.
    In accordance with the Company’s non-employee director compensation policy as described in the Company’s definitive proxy statement on Schedule 14A filed on April 17, 2025 with the Securities and Exchange Commission, Mr.

Wintrob’s compensation for his services as a non-employee director will be consistent with that of the Company’s other non-employee directors, subject to pro-ration to reflect the commencement date of his service on the Board. In addition, the Company is entering into an indemnification agreement with Mr. Wintrob in connection with his appointment to the Board, which is in substantially the same form as that entered into with the other directors of the Company. The Board has determined that Mr. Wintrob is independent under the New York Stock Exchange rules. Mr. Wintrob is not a party to any transaction that would require disclosure under Item 404(a) of Regulation S-K.
Mr. Wintrob has been appointed by the Board to serve on the audit committee and compensation committee of the Board.
Rule 10b5-1 Trading Plans
During the quarter ended September 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.1†*	Amendment No.1 to the Employment Agreement between the Company and Thomas Mayrhofer, dated as of September 23, 2025.
31.1*	Certification of Marc C. Ganzi, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Thomas Mayrhofer, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Marc C. Ganzi, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Thomas Mayrhofer, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104**	Cover Page Interactive Data File
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
Dated: October 31, 2025

DigitalBridge Group, Inc.

By:	/s/ Marc C. Ganzi
Marc C. Ganzi
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Thomas Mayrhofer
Thomas Mayrhofer
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Tracey Teh
Tracey Teh
Chief Accounting Officer (Principal Accounting Officer)