Form 10-K
period 2025-12-31
DigitalBridge Group, Inc.
filed 2026-02-26
CIK 1679688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025 was approximately $1.9 billion. As of February 23, 2026, 183,014,794 shares of the Registrant's class A common stock were outstanding and no shares of class B common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement with respect to its 2026 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the Company’s fiscal year ended December 31, 2025 will be included in an amendment to this Form 10-K or incorporated by reference into Part III of this Annual Report on Form 10-K.

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
The forward-looking statements contained in this Annual Report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:
•uncertainties as to the timing of the merger contemplated by the Agreement and Plan of Merger (the "Merger Agreement") by and among DBRG, the OP, and indirect subsidiaries of SoftBank Group Corp. (TSE: 9984, "SoftBank") (the "Merger");
•the risk that the Merger may not be completed on the anticipated terms in a timely manner or at all;
•the failure to satisfy any of the conditions to the consummation of the Merger, including receiving, on a timely basis or otherwise, the required approvals of the Merger by the Company’s stockholders;
•the possibility that competing offers or acquisition proposals for the Company will be made;
•the possibility that any or all of the various conditions to the consummation of the Merger may not be satisfied, in a timely manner or at all, or waived, including the failure to receive any required regulatory approvals from any applicable governmental entities (or any conditions, limitations or restrictions placed on such approvals);
•the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement, including in circumstances which would require the Company to pay a termination fee;
•the effect of the announcement or pendency of the transactions contemplated by the Merger Agreement on the Company’s ability to retain and hire key personnel, its ability to maintain relationships with its customers, suppliers and others with whom it does business, or its operating results and business generally;
•risks related to diverting management’s attention from the Company’s ongoing business operations as a result of the Merger;
•certain restrictions during the pendency of the Merger that may impact the Company’s ability to pursue certain business opportunities or strategic transactions;
•risks that the benefits of the Merger are not realized when and as expected;
•the risk that the Company’s business and/or SoftBank’s business will be adversely impacted during the pendency of the acquisition;
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

•our ability to increase fee earning equity under management ("FEEUM") and expand our existing and new investment strategies while maintaining consistent standards and controls;
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
•uncertainty around, and disruption from, new and emerging technologies, including the adoption and utilization of artificial intelligence;
•the ability of our portfolio companies to attract and retain key customers and to provide reliable services without disruption;
•any litigation and contractual claims against us and our affiliates, including potential settlement and litigation of such claims and stockholder litigation in connection with the transactions contemplated by the Merger Agreement or the outcome of any other legal proceedings that may be instituted against the Company or SoftBank and/or others relating to the Merger may result in significant costs of defense; indemnification and liability;
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
Risks Related to the Merger
•The Merger may not be completed on the terms or timeline currently contemplated or at all.

•An adverse judgment in one or more lawsuits challenging the Merger may prevent the transaction from becoming effective or from becoming effective within the expected timeframe.
•Failure to consummate the proposed Merger could have a material adverse impact on our business, results of operations and financial condition.
•Uncertainty regarding the completion of the Merger may adversely impact our ability to maintain relationships with investors and business partners and may adversely affect our ability to attract and retain key employees.
•The Merger Agreement contains provisions that could discourage a potential competing acquirer.
•Our directors and executive officers have interests in the Merger that are different from, or in addition to, those of our other stockholders.
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
•Risks related to emerging and changing technology, particularly artificial intelligence, could have a material adverse effect on our business, financial condition and results of operations.
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
Risks Related to Ownership of Our Securities
•The market price and trading volume of our class A common stock has been and may continue to be volatile and holders of our class A common stock could lose all or a significant portion of their investment due to drops in the market price of our class A common stock.
•We may issue additional equity securities, which may dilute your interest in us.
Risks Related to Our Incorporation in Maryland and Our Structure
•Certain provisions of Maryland law could inhibit changes in control.
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
Our Business
We are a leading global investment manager in digital infrastructure, deploying and managing capital across the digital ecosystem, including data centers, cell towers, and fiber networks. Our diverse global investor base includes public and private pensions, sovereign wealth funds, other asset managers, insurance companies, and endowments. At December 31, 2025, we had $41.0 billion of fee earning equity under management ("FEEUM").
Our head office is in Boca Raton, Florida, with key offices in New York, London, Luxembourg and Singapore. At December 31, 2025, we had 316 employees.
We operate as a taxable C Corporation and conduct substantially all of our activities and hold substantially all of our assets and liabilities through our Operating Company. As sole managing member, we own 97% of the Operating Company at December 31, 2025.
Proposed Acquisition of DBRG
On December 29, 2025, DBRG, the Operating Company and indirect subsidiaries of SoftBank Group Corp. (TSE: 9984, "SoftBank") entered into an agreement and plan of merger (the “Merger Agreement”) pursuant to which, among other things, DBRG and the Operating Company would be acquired by such indirect subsidiaries through a series of mergers (the "Merger").
SoftBank, through its indirect subsidiaries, will acquire all of (i) DBRG's issued and outstanding common stock and (ii) the OP common units that are not held by DBRG and the Operating Company (unless otherwise agreed by a holder of OP units and SoftBank through its indirect subsidiary), for $16.00 per share or per unit in cash. The preferred stock of DBRG and the Operating Company will remain outstanding. Warrants to purchase DBRG's common stock will be treated in accordance with the terms of the applicable warrant agreements.
Consummation of the Merger requires approval by DBRG’s common stockholders, and is subject to certain other closing conditions, including receipt of required consents for the Company’s flagship investment funds and from a specified percentage of fee-paying clients of the Company, and receipt of regulatory approvals, as well as customary closing conditions.
The Merger Agreement contains customary termination rights for both parties, including, among others, the right of either party to terminate the Merger Agreement if the Merger is not consummated on or before March 29, 2027, which may be extended by either party by up to 90 days if the closing conditions related to required regulatory approvals or absence of legal restraints prohibiting the Merger have not been satisfied or waived but all other conditions (other than those that by their nature are to be satisfied by actions taken at the closing) have been satisfied or waived. Under certain limited circumstances, the Company or SoftBank (through its indirect subsidiary) may be required to pay a termination fee of $96 million and $154 million, respectively, pursuant to the Merger Agreement in connection with such termination.
Subject to conditions set forth in the Merger Agreement, the Merger is expected to be completed in the second half of 2026. Following consummation of the Merger, the Company will become an indirect, wholly-owned subsidiary of SoftBank, but will continue to operate as a separately managed platform.
There can be no assurance that the Merger will be consummated. Risks and uncertainties associated with the Merger are discussed in Part I, Item 1A, “Risk Factors—Risks Related to the Merger” in this annual report on Form 10-K. All forward-looking statements herein do not take into account the impact of, or give any effect to, the Merger.
Additional information related to the Merger Agreement is included in our Current Report on Form 8-K filed on December 30, 2025.

Our Investment Management Platform
Our investment management platform is anchored by our value-add funds within the DigitalBridge Partners ("DBP") infrastructure equity series. In providing institutional investors access to investments across different segments of the digital infrastructure ecosystem, our investment offerings have expanded to include core equity, credit and liquid securities.
•Our DBP series of commingled funds focus on value-add digital infrastructure, investing in and building businesses across the digital infrastructure sector.
•Core Equity invests in stabilized digital infrastructure platforms with long-duration cash flow profiles, primarily in more developed geographies, that offer consistent and predictable current yields, through our Strategic Assets Fund ("SAF").
•DigitalBridge Credit is our credit strategy that delivers credit solutions to corporate borrowers in the digital infrastructure sector globally through credit financing products, ranging from first and second lien term loans, and mezzanine debt to preferred equity.
•Our Liquid Strategies are fundamental long-only, long-short and market-neutral public equities strategies with well-defined mandates, leveraging the network and intellectual capital of our platform to build liquid portfolios of high quality, undervalued businesses across digital infrastructure, real estate, and technology, media, and telecom.
•InfraBridge is a middle market equity investor, specializing in digital infrastructure, energy and digital adjacent areas of traditional infrastructure (predominantly transportation and logistics) via the Global Infrastructure Fund ("GIF") series of funds).
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
We believe we can achieve our business objective of delivering attractive risk-adjusted returns through our rigorous transaction sourcing, underwriting and investment management processes, which benefit from our deep operational and investment experience in digital infrastructure, having invested in and run digital infrastructure businesses across various geographies through multiple economic cycles. These processes allow us to implement a flexible yet disciplined investment strategy for the funds we manage and for our balance sheet. Core strengths and principles of our investment strategy include:
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
•Products—Provide flexible and creative solutions across the capital structure to digital infrastructure companies around the world.
•Prudent Leverage—Structuring transactions with the appropriate amount of financial leverage based on the risk, duration and structure of cash flows of the underlying asset.
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
Allocation Procedures
In order to address the risk of potential conflicts of interest among our managed investment vehicles, we have implemented an investment allocation policy consistent with our duty as a registered investment adviser to treat our managed investment vehicles fairly and equitably over time. Our policy provides that investment allocation decisions are to be based on a suitability assessment involving a review of numerous factors, including the investment objectives (including without limitation projected returns) for a particular source of capital, available cash, diversification/concentration, leverage policy, the size of the investment, tax factors, anticipated pipeline of suitable investments, fund life and existing contractual obligations such as first-look rights and non-compete covenants.
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
Carried Interest—Carried interest represents a disproportionate allocation of returns of up to 20% to the Company, as general partner or special limited partner (which may be paid to the special limited partner entity owned by the Company in place of the general partner entity), based upon the extent to which cumulative performance of a sponsored fund exceeds minimum return hurdles, typically an annual preferred return of 6% to 8%. Carried interest generally arises when appreciation in value of the underlying investments of the fund exceeds the minimum return hurdles, after factoring in a return of invested capital and a return of certain costs of the fund pursuant to terms of the governing documents of the fund. Realization of carried interest occurs upon disposition of all underlying investments of the fund, or in part the disposition of each investment.
Unrealized carried interest is recognized as the amount that would be due pursuant to the fund governing documents assuming a hypothetical liquidation of the investments of the fund at their estimated fair values as of reporting date. Unrealized carried interest is driven primarily by changes in fair value of the underlying investments of the fund, which may be affected by various factors, including but not limited to, the projected financial performance of the portfolio company, economic conditions and comparable transactions in the market. When the fair value of fund investments fall below return hurdles or remain constant and preferred returns on unreturned capital accumulate, this may result in a reversal of unrealized carried interest previously recognized.

Generally, carried interest is distributed upon profitable disposition of an investment if at the time of distribution, cumulative returns of the fund exceed minimum return hurdles. Depending on the final realized value of all investments at the end of the life of a fund (and, with respect to certain funds, periodically during the life of the fund), if it is determined that cumulative carried interest distributed has exceeded the final carried interest amount due (or amount due as of the calculation date), the Company is obligated to return the excess carried interest previously received. Therefore, carried interest distributed to the Company may be subject to clawback, up to the amount previously received on an after-tax basis. A liability would be established if a potential clawback obligation arises assuming a hypothetical liquidation of the investments of the fund at their prevailing fair values as of reporting date. However, the actual determination of a clawback, if any, and payment thereof would occur only after final disposition of investments at the end of the life of a fund, except for funds that have interim clawback provisions.
A portion of carried interest earned by the Company is allocated to current and former employees and for certain funds, to a third party participation interest. Their share of carried interest is subject to recognition and reversal in accordance with the related carried interest income earned by the Company, and is not paid until the Company receives carried interest distributions from its funds.
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
Competition
As an investment manager, we primarily compete for capital from outside investors and in our pursuit and execution of investment opportunities on behalf of our investment funds. We face competition in capital formation and in acquiring portfolio companies at attractive prices.
The ability to source capital from outside investors will depend upon our reputation, investment track record, pricing and terms of our investment management services, and market environment for capital raising, among other factors. We compete with other investment managers focused on or active in digital infrastructure, including other private equity and infrastructure sponsors, credit and hedge fund sponsors and REITs who may have greater financial resources, longer track records, more established relationships and more attractive fees and other fund terms.
The ability to transact on attractive investments will depend upon the availability of appropriate opportunities, our reputation and track record on execution, capital availability, cost of capital, pricing, tolerance for risk, and number of potential buyers, among other factors. We face competition from a variety of institutional investors, including investment managers of private equity and infrastructure, credit and hedge funds, REITs, specialty finance companies, commercial and investment banks, commercial finance and insurance companies, publicly traded digital infrastructure companies and other financial institutions. Some of these competitors may have greater financial resources, access to lower cost of capital and access to funding sources that may not be available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, or pay higher prices.
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
Customers
Our investment management business has over 150 institutional investors that form our diverse, global investor base, including but not limited to: public and private pensions, sovereign wealth funds, asset managers, insurance companies, and endowments.
Seasonality
We generally do not experience pronounced seasonality in our business.

Regulatory and Compliance Matters
Our business, as well as the financial services industry, generally are subject to extensive regulation, including substantive regulation of the services we provide to our clients periodic examinations by governmental agencies and self-regulatory organizations or exchanges in the U.S. and foreign jurisdictions in which we operate relating to, among other things, antitrust laws, anti-money laundering laws, anti-bribery laws relating to foreign officials, tax laws, foreign investment laws and privacy laws with respect to client and other information, and some of our funds invest in businesses that operate in highly regulated industries. The legal and regulatory requirements applicable to our business are ever evolving and may become more restrictive, which may make compliance with applicable requirements more difficult or expensive or otherwise restrict our ability to conduct our business activities in the manner in which they are now conducted. Any failure to comply with these rules and regulations could limit our ability to carry on particular activities or expose us to liability and/or reputational damage. See Item 1A. "Risk Factors–Regulatory Risks.”
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
In recent years, the SEC has proposed substantial new regulations and, more recently in 2025, rescinded certain rule proposals or extended the effectiveness of other proposals. Nevertheless, any changes or potential changes in the regulatory framework applicable to our business may impose additional expenses or capital requirements on us, limit our fundraising activities, have on adverse effect on our results of operations, financial condition, reputation or prospects, impair employee retention or recruitment, increase the need for broader insurance coverage and require substantial additional attention by our senior management. Adoption of new rules and amendments to existing rules could significantly impact us and our operations, including by increasing compliance burdens and associated regulatory costs and complexity. In addition, new or changed rules enhance the risk of regulatory action, which could adversely impact our reputation and our fundraising efforts, including as a result of public regulatory sanctions and increased regulatory enforcement activity in the financial services industry.
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
Regulated Entities Outside of the United States
Certain of our subsidiaries and the funds that we manage that operate in jurisdictions outside of the United States are licensed by or have obtained authorizations to operate in their respective jurisdictions outside of the United States, and as a result are regulated by various international regulators and subject to applicable regulation. These registrations, licenses or authorizations relate to providing investment advice, discretionary investment management, arranging deals, marketing securities, capital markets activities and/or other regulated activities. Failure to comply with the laws and regulations governing these subsidiaries that have been registered, licensed or authorized could expose us to liability and/or damage our reputation. Outside of the U.S., certain of our subsidiaries and the funds that we manage are subject to regulation in numerous jurisdictions, including the EU, the United Kingdom, Luxembourg, Cayman Islands, Hong Kong, Japan, Singapore and Abu Dhabi.
Culture of Compliance
Rigorous legal and compliance analysis of our businesses and investments is important to our culture. We strive to maintain a culture of compliance through the use of policies and procedures, such as our code of ethics, compliance systems, communication of compliance guidance and employee education and training. We have a compliance group supervised by our Chief Compliance Officer that monitors our compliance with the regulatory requirements to which we are subject and manages our compliance policies and procedures. Our compliance policies and procedures address a variety of regulatory and compliance risks such as the handling of material non-public information, personal securities trading, anti-bribery, anti-money laundering (including know-your-customer controls), valuation of investments on a fund-specific basis, document retention, potential conflicts of interest and the allocation of investment opportunities.

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
Talent Management
At December 31, 2025, our global team consisted of 316 employees, of which approximately 67% were based in the U.S. None of our U.S. employees are represented by a labor union or covered by a collective bargaining agreement.
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
Risks Related to the Merger
The Merger may not be completed on the terms or timeline currently contemplated or at all.
The consummation of the Merger is subject to certain closing conditions, including among other things: (a) the approval of the Company’s stockholders; (b) expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and the receipt of certain non-U.S. antitrust approvals; (c) the receipt of certain required consents or approvals, including, among others, from (i) the Committee on Foreign Investment in the United States and the applicable regulators in certain non-U.S. jurisdictions under foreign investment laws, (ii) the Federal Energy Regulatory Commission, (iii) the Federal Communications Commission, (iv) the Monetary Authority of Singapore, (v) the UK Financial Conduct Authority, and (vi) the European Union under the EU Foreign Subsidies Regulation 2022/2560; (d) the absence of legal restraints prohibiting the Merger; (e) the absence of certain materially adverse conditions or remedies imposed in connection with the foregoing regulatory approvals; and (f) the receipt of required consents for the Company’s flagship investment funds and from fee-paying clients of the Company and its subsidiaries representing, in the aggregate, at least 85% of the base date revenue run rate of the fee-paying clients of the Company and its subsidiaries, as well as other customary closing conditions. There can be no assurance that such conditions will be satisfied in a timely manner or at all, or that an effect, event, development or change will not transpire that could delay or prevent these conditions from being satisfied. Governmental agencies may not approve the Merger or the related transactions necessary to complete the Merger or may impose conditions to the approval of such transactions or require changes to the terms of such transactions. Any such conditions or changes could have the effect of delaying completion of the Merger or imposing costs on or limiting the operation of the Company's business following the Merger, and such conditions or changes could lead to the termination of the Merger Agreement. Further, competing offers or acquisition proposals for the Company may be made, resulting in delay of the Merger or termination of the Merger Agreement.
An adverse judgment in one or more lawsuits challenging the Merger, should they occur, may prevent the transaction from becoming effective or from becoming effective within the expected timeframe.
Stockholders may file lawsuits challenging the Merger or the other transactions contemplated by the Merger Agreement, which may name the Company, members of the board of directors or others as defendants. No assurance can be made as to the outcome of such lawsuits, should they occur, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Merger on the agreed-upon terms, such an injunction may delay the completion of the transaction in the expected timeframe, or may prevent the transaction from being completed altogether. Whether or not any plaintiff’s claim is successful, this type of litigation may result in significant costs and diverts management’s attention and resources, which could adversely affect the operation of our business.
Failure to consummate the proposed Merger could have a material adverse impact on our business, results of operations and financial condition.

In the event the Merger is not completed, we will be subject to a number of risks without realizing any of the benefits of having completed the Merger, including the following:
•We may be required to pay a termination fee of $93 million if the Merger is terminated under qualifying circumstances, as described in the Merger Agreement;
•We have incurred and will continue to incur substantial costs relating to the Merger, such as financial advisor, legal, and accounting fees, regardless of whether the Merger is completed;
•Time and resources committed by management to matters relating to the Merger (including integration planning) could otherwise have been devoted to pursuing other beneficial opportunities; and
•The market price of our common stock could decline to the extent that the current market price reflects a market assumption that the Merger will be completed.
If the Merger is not completed, the Company cannot assure its stockholders that the risks described above will not materialize and will not materially affect the Company’s business and financial results or the market price of our securities.
Uncertainty regarding the completion of the Merger may adversely impact our ability to maintain relationships with investors and business partners and may adversely affect our ability to attract and retain key employees.
The Merger will be consummated only if stated conditions are met, many of which are beyond our control, and may not be completed on the terms or timeline currently contemplated or at all. As a result, there may be uncertainty regarding the completion of the Merger. This uncertainty may cause some of our investors and business partners to delay or defer decisions or to end their relationships with us, which could negatively affect our revenues, earnings and cash flows, regardless of whether the Merger is completed.
Uncertainty regarding the completion of the Merger may also foster uncertainty among employees about their future roles. This may adversely affect our ability to attract and retain key personnel, which could have an adverse effect on our ability to generate revenue at anticipated levels prior to the completion of the Merger.
The Merger Agreement contains provisions that could discourage a potential competing acquirer.
The Merger Agreement contains “no shop” provisions that, subject to limited exceptions, restrict our ability to initiate, solicit, knowingly encourage or knowingly facilitate any acquisition proposals, or provide non-public information to or engage in negotiations or substantive discussions with third parties in connection therewith. In some circumstances, upon termination of the Merger Agreement, we will be required to pay a termination fee of $96 million. These provisions could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of us from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the Merger, or might otherwise result in a potential third-party acquirer proposing to pay a lower price to our stockholders than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.
Our directors and executive officers have interests in the Merger that are different from, or in addition to, those of our other stockholders.
Our directors and executive officers have interests in the Merger that are different from, or in addition to, other stockholders of the Company. Some of these interests include:
•our executive officers are entitled to severance protections and benefits under their employment agreements in connection with a change in control;
•specified awards held by our executive officers and members of our board of directors may be cancelled and cashed out based on the merger consideration;
•pursuant to the Merger Agreement, deferred stock unit awards and awards of a partnership interest in the Operating Company that have been designated as an “LTIP Unit” held by our executive officers and members of our board of directors will fully vest (to the extent not already vested) and be cancelled and cashed out based on the merger consideration;
•certain executive officers may enter into employment arrangements with the surviving company or affiliates of SoftBank following the effective time of the Merger or other agreements addressing such executive officer's post-closing employment and equity compensation and holdings, on terms to be mutually agreed by the surviving company or such affiliate(s) and such executive officer; and

•the provision of indemnification, the advancement of expenses, exculpation and insurance arrangements pursuant to the Merger Agreement and our charter and bylaws, and performance under any indemnification agreements between the Company and our executive officers and members of our Board.
Risks Related to Our Business
Difficult market and political conditions could adversely impact our business, financial condition and results of operations.
Our business is materially affected by general economic and political conditions and events throughout the world, such as changes in interest rates, fiscal and monetary stimulus and withdrawal of stimulus, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation), trade barriers, and tariffs, commodity prices, currency exchange rates and controls, national and international political circumstances (including wars, terrorist acts or security operations) and responses to widespread health events, and our ability to manage our exposure to these conditions may be very limited. These conditions and/or events can adversely affect our business in many ways, including by reducing the ability of our funds to raise or deploy capital, reducing the value or performance of our investments and the investments made by our funds and making it more difficult for us and our managed vehicles to realize value from existing investments. Adverse changes in market and economic conditions in the United States or the countries or regions in which we or our funds invest would likely have a negative impact on the value of our assets and spending and demand for infrastructure and technology and, accordingly, our and our funds' financial performance, the market prices of our securities, and our ability to pay dividends.
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
When any of our funds perform poorly, either by incurring losses or underperforming benchmarks, as compared to our competitors or otherwise, our investment record suffers which could make it more difficult for us to raise new capital, and investors in our funds may decline to invest in future funds we raise. As a result, our performance fees may be adversely affected and, all else being equal, the value of our FEEUM could decrease, which may, in turn, reduce our management fees. Moreover, we may experience losses on investments of our own capital as a result of poor investment performance and may not receive performance fees with regard to such fund. Furthermore, if, as a result of poor performance or otherwise, a fund does not achieve total investment returns that exceed a specified investment return threshold over the life of the fund or other measurement period, we may be obligated to repay the amount by which performance fees that were previously distributed or paid to us exceed amounts to which we were entitled. We also guarantee such clawback obligations of our employees and may be required to repay a portion of performance fees distributed to an employee to the extent such employee fails to fulfill their repayment obligation and the amount held back by the Company from prior distributions to the employee is insufficient to satisfy the obligation.
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
Our FEEUM has grown significantly in the past, and we are pursuing further growth in the near future, both organic and through acquisitions. Our rapid growth has placed, and planned growth, if successful, will continue to place, significant demands on our legal, accounting, compliance and operational infrastructure and has increased expenses. The complexity of these demands, and the expense required to address them, is a function not simply of the amount by which our FEEUM has grown, but of the growth in the variety and complexity of, as well as the differences in strategy between, our different funds. In addition, we are required to continuously develop our systems and infrastructure in response to the increasing sophistication of the investment management market and legal, accounting, regulatory and tax developments. Our future growth will depend in part on our ability to maintain an operating platform and management system sufficient to address our growth and will require us to incur significant additional expenses and to commit additional senior management and operational resources. As a result, we face significant challenges in:
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
We intend, to the extent that market conditions warrant, to seek to grow our businesses by increasing FEEUM in existing businesses, pursuing new investment strategies, developing new types of investment structures and products (such as separately managed accounts and structured products), expanding into new geographic markets and businesses and marketing products to new categories of investors. Introducing new types of investment structures and products or the types of investors we provide services to could increase the complexities involved in managing such investments, including ensuring compliance with regulatory requirements.
The success of our organic growth strategy will depend on, among other things, our ability to correctly identify and create products that appeal to the limited partners of our funds and vehicles. While we have made significant expenditures to develop these new strategies and products, there is no assurance that they will achieve a satisfactory level of scale and profitability. To raise new funds and pursue new strategies, we have and expect to continue to use our balance sheet to hold seed investments, which may decrease the liquidity available for other parts of our business. If a new strategy or fund does not develop as anticipated and such investments are not ultimately transferred to a fund, we may not be able to dispose of such investments at an advantageous time and may be forced to realize losses on these retained investments.
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
As a result of their personal investments in DataBank and Vantage Data Centers (the prior owner of the assets from which the assets of Vantage SDC were spun out) prior to the Company’s acquisition of DBH and prior to the Company's investment in Vantage SDC, additional investments made by the Company in DataBank and Vantage SDC subsequent to their initial acquisitions have already and may in the future trigger future carried interest payments to the Former DBH Employees upon the occurrence of future realization events. Such investments made by the Company include ongoing payments for the buildout of expansion capacity, including lease-up of the expanded capacity and existing inventory, in Vantage SDC. In such transactions, the Company takes a series of steps to mitigate the conflicts in the transactions, including, among others, obtaining approval from an independent committee of the board of directors for any related party transactions. In addition, at the time of the Company's investment in Vantage SDC, Messrs. Ganzi and Jenkins agreed to roll their entitlements to future carried interest in Vantage SDC into equity in Vantage SDC to further align their interests with the Company. Additional information regarding payments to Messrs. Ganzi and Jenkins relating to DataBank and Vantage SDC acquisitions is included in Note 15 to the consolidated financial statements in Item 8 of this Annual Report.
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
As an asset manager, our business is highly dependent on information technology networks and systems, including systems provided by third parties over which we have no control. We may also have limited opportunity to verify the security, effectiveness and resiliency of systems provided by third parties or to cause third parties to implement necessary or desirable improvements for such systems. In the normal course of business, we and our service providers process proprietary, confidential, and personal information provided by our customers, employees, and vendors. In addition to our information technology networks and systems, our funds’ portfolio companies maintain their own information technology networks and systems to access, store, transmit, and manage or support a variety of business processes and proprietary, confidential, and personal information. The risk of a cybersecurity incident or system or network disruption to networks and systems, including through cyber-attacks or cyber intrusions, including by computer hackers, nation-state affiliated actors, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. A cybersecurity incident or a significant and extended disruption to our or our funds’ portfolio companies’ systems or systems provided by third parties caused by a third-party or by employee error, negligence or fraud, or a failure to report such an incident or significant and extended disruption in the timeframe required by law, may result in compromise or corruption of, or unauthorized access to or acquisition of, proprietary, confidential, or personal information collected in the course of conducting our business, misappropriation of assets, disruption of our operations, material harm to our financial condition, cash flows, and the market price of our common shares, significant remediation expenses, and increased cybersecurity protection and insurance costs. A cybersecurity incident or disruption could also interfere with our ability to comply with financial reporting requirements or result in loss of competitive position, regulatory actions or increased regulatory scrutiny, litigation, breach of contracts, reputational harm, damage to our stakeholder relationships, or legal liability. While we may be entitled to damages if our third-party service providers fail to satisfy their cybersecurity-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may identify cybersecurity issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
These risks require continuous and likely increasing attention and resources from us to, among other actions, identify and quantify these risks; upgrade and expand our technologies, systems, and processes to adequately address them; and provide periodic training for our employees to assist them in detecting phishing, malware, and other schemes. This diverts time and resources from other activities. In addition, the cost and operational consequences of responding to a cybersecurity incident or deficiency in our cybersecurity could be significant. Although we make efforts to maintain the security and integrity of our networks and systems, and the proprietary, confidential and personal information that resides on or is transmitted through them, and we have implemented various cybersecurity policies, procedures and capabilities to manage the risk of a cybersecurity incident or disruption, there can be no assurance that our cybersecurity efforts and measures will be effective or that attempted cybersecurity incidents or disruptions would not be successful or damaging. Due to the complexity and interconnectedness of our information technology networks and systems, and those upon which we rely, the process of upgrading or patching our protective measures could itself create a risk of cybersecurity issues or system disruptions for the Company, as well as for clients who rely upon, or have exposure to, such information technology networks and systems. Further, adoption of artificial intelligence (“AI”) tools by us or by third parties may pose new cybersecurity challenges. Threat actors may use AI tools to automate and enhance cybersecurity attacks against us.

We use software and platforms designed to detect such cybersecurity threats, including AI-based tools, but these threats could become more sophisticated and harder to detect and counteract, which may pose significant risks to our data security and systems.
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
Risks related to emerging and changing technology, particularly artificial intelligence, could have a material adverse effect on our business, financial condition and results of operations.
We may use AI tools in our operations, including machine learning technology and generative and agentic AI technologies. The current and potential future applications of these AI tools are rapidly evolving, as are the legal and regulatory frameworks that govern them. AI could significantly disrupt the markets in which we operate and subject us to increased competition, legal and regulatory risks and compliance costs, which could have a material adverse effect on our business, financial condition and results of operations.
Although AI tools may facilitate optimization and operational efficiencies, they also have the potential for inaccuracy, error, bias, infringement, or misappropriation of intellectual property, as well as risks related to data privacy and cybersecurity. The use of AI tools may introduce errors or inadequacies that are not easily detectable, including deficiencies, inaccuracies, or biases in the data used for AI training, or in the content, analyses, or recommendations generated by AI applications. This could reduce the effectiveness of AI tools and adversely impact us and our operations to the extent we rely on the work product of such technology in our operations. There is also a risk that AI tools may be misused or misappropriated by our employees and/or third parties engaged by us or with whom we partner, resulting in the unauthorized use or disclosure of confidential information, including material non-public information or personal information. Further, we may not be able to control how third-party AI technologies that we use are developed or maintained, or how data we input is used or disclosed, even where we have sought contractual protections with respect to these matters. As a result, we may be subject to regulatory actions or increased regulatory scrutiny, litigation, reputational harm, or legal liability. Additionally, the effort to gain technological expertise and develop new technologies in our business may be costly. Investments in technology systems and data analytics capabilities, including AI tools, may not deliver the benefits or perform as expected or may be replaced or become obsolete more quickly than expected, and we may not implement or use new technologies in the most effective way, which could result in operational difficulties or additional costs.
Some of our competitors may have instituted, or may institute, low-cost, high-speed applications and services based on AI, and new competitors may enter our industry using new platforms based on AI. We also face competitive risks related to the adoption and application of new technologies by established market participants or new entrants. If our peers use AI tools to optimize operations and we fail to leverage AI tools in a comparable manner, we may be competitively disadvantaged. Advances in technology, including through AI capabilities, automation, and other tools may require us to adapt our strategy, business and operations to address these trends and pressures. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis and as a result our competitive position may weaken and we could experience a material adverse effect on our operating results, customer relationships and growth opportunities.
The legal requirements relating to AI continue to evolve and remain uncertain, and such legal developments could impact our business and ability to enforce our proprietary rights or protect against infringement of those rights. Regulations related to AI also may impose certain obligations and costs related to monitoring and compliance as certain existing and proposed legal regimes, including those related to data privacy, regulate certain aspects of AI technology. We also may need to expend additional resources to modify and maintain our use of AI tools to comply with applicable law, the nature of which continues to evolve. The enforcement or interpretation of these laws may prevent or limit our ability to use AI in our business, lead to regulatory fines or penalties, or require us to change our business practices. We may also choose not to leverage AI or similar technologies in order to reduce potential risks and liabilities, which could harm our financial performance or increase expenses.
Additionally, our tenants, vendors investors, analysts and other of our stakeholders may use AI tools, which may present similar risks to those described above. Our vendors may use AI tools their products or services without our knowledge, and the providers of these tools may not meet the evolving regulatory or industry standards for privacy and data protection. Consequently, this may inhibit our or our vendors' ability to uphold an appropriate level of service and data privacy.
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
As of December 31, 2025, we had $300 million in borrowings outstanding under our securitized financing facility. We may choose to finance our businesses operations through further borrowings under the securitized financing facility or by issuing additional debt. Our existing and future indebtedness exposes us to the typical risks associated with the use of leverage, including the risks related to changes in debt financing markets and higher interest rates.
Risks Related to Ownership of Our Securities
The market price and trading volume of our class A common stock has been and may continue to be volatile and holders of our class A common stock could lose all or a significant portion of their investment due to drops in the market price of our class A common stock.
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

Risks Related to Our Incorporation in Maryland and Our Structure
Certain provisions of Maryland law could inhibit changes in control.
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
Conflicts of interest may exist or could arise as a result of the relationships between us and our affiliates, on the one hand, and the OP or any member thereof, on the other. Our directors and officers have duties to our Company and our stockholders under applicable Maryland law in connection with their management of our Company. At the same time, the Company, as sole managing member of the OP, has fiduciary duties to the OP and to its members under Delaware law in connection with the management of the OP. Our duties to the OP and its members, as the sole managing member, may come into conflict with the duties of our directors and officers to our Company and our stockholders. As of the date of this report, Messrs. Ganzi and Jenkins indirectly own approximately 1.6% and 1.3%, respectively, in the OP. These conflicts may be resolved in a manner that is not in the best interest of our stockholders.
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
In recent years, the SEC has proposed substantial new regulations and, more recently in 2025, rescinded certain rule proposals or extended the effectiveness of other proposals. Nevertheless, any changes or potential changes in the regulatory framework applicable to our business may impose additional expenses or capital requirements on us, limit our fundraising activities, have on adverse effect on our results of operations, financial condition, reputation or prospects, impair employee retention or recruitment, increase the need for broader insurance coverage and require substantial additional attention by our senior management. Adoption of new rules and amendments to existing rules could significantly impact us and our operations, including by increasing compliance burdens and associated regulatory costs and complexity. In addition, new or changed rules enhance the risk of regulatory action, which could adversely impact our reputation and our fundraising efforts, including as a result of public regulatory sanctions and increased regulatory enforcement activity in the financial services industry.

In addition to regulatory and legal developments in the U.S., other jurisdictions, including many European jurisdictions, have proposed modernizing financial regulations that have called for, among other things, increased regulation of and disclosure with respect to, and possibly registration of, hedge funds, private investment funds and their managers such as through the AIFM Directive discussed below. Regulatory agencies in the United States, Europe, Asia or elsewhere may adopt burdensome laws (including tax laws) or regulations, or changes in law or regulation, or in the interpretation or enforcement thereof, which are specifically targeted at the private investment fund industry, or other changes that could adversely affect private investment firms and the funds they sponsor.
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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
As an investment manager, our business is highly dependent on information technology networks and systems. See "Risk Factors—Risks Related to our Organizational Structure and Business Operations". The occurrence of a cybersecurity incident or a failure to implement effective information and cybersecurity policies, procedures and capabilities has the potential to disrupt our operations, cause material harm to our financial condition, result in misappropriation of assets, compromise confidential information and/or damage our business relationships. Accordingly, we have invested significant time and resources into maintaining effective cybersecurity defenses and response plans. We have purchased cybersecurity insurance, but there are no assurances that the coverage would be adequate in relation to any incurred losses. Although we have experienced phishing and similar attempts for unauthorized access to our information technology systems, we have not experienced any known instances of material cybersecurity threats, including third-party incidents during the past three years. Similar to other firms in the financial sector, the Company continues to face an evolving cybersecurity threat landscape and evaluates emerging risks on an ongoing basis.
Cybersecurity Risk Management and Strategy
The Company’s risk management program is headed by its Chief Information Officer and Cybersecurity Architect. Collectively, they possess a diverse portfolio of highly regarded cybersecurity certifications, including certifications with a focus on risk management, and are able to leverage their extensive cybersecurity experience to effectively manage risk. The Company’s information technology (“IT”) team is led by the Company’s Chief Information Officer, and employs dedicated security staff who hold well-established cybersecurity certifications. The Company’s IT team meets on a recurring basis, and at least quarterly, with senior members of the Information Technology, Compliance, and Internal Audit departments to assess cybersecurity risks. Additionally, our employees and certain consultants are required to complete cybersecurity training during onboarding and on an annual basis to reinforce awareness of cybersecurity threats and risks to the organization.
In addition to internal resources, the Company engages third parties to help test and evaluate the effectiveness and resiliency of the Company’s IT environment, including annual penetration testing, weekly vulnerability scanning, periodic security audits of cloud environments and quarterly phishing simulations. These engagements provide recommendations to strengthen the program, and provide updates on leading cybersecurity protections and practices.
The Company assesses cybersecurity risk through a process based on the cybersecurity framework established by the U.S. National Institute of Standards and Technology (NIST). Each year, the Company’s IT team conducts a series of sessions to discuss and evaluate risks and ranks the potential severity and likelihood of each identified risk, as well as the current and planned controls to mitigate such risks informed by the NIST Risk Management Framework. Based upon this analysis, a formal cybersecurity risk register is maintained to identify, track and treat cybersecurity risk, and project plans are developed to prioritize and allocate resources effectively, which are then discussed with key members of management, including the Company’s Chief Executive Officer, and approved by the Company’s Data Protection Team (“DPT”). The DPT consists of the Company’s Chief Information Officer, Chief Financial Officer, Chief Operating Officer, Chief Compliance Officer, Head of Internal Audit and Chief Legal Officer.
Among the risks assessed is the risk of a cybersecurity incident at a third-party service provider. To evaluate and manage this risk, the cybersecurity team conducts due diligence in connection with onboarding new vendors and performs annual due diligence with our key third-party vendors. Our due diligence process includes inquiries regarding risk management, human resources security, physical and environmental security, compliance, business continuity and contractual obligations. We also seek to collect cybersecurity audit reports and other supporting documentation for review. In addition, we have processes in place to evaluate the potential impact to our IT networks and systems when we learn of a significant cybersecurity event, including contacting our key vendors to determine if they were impacted and if Company data was compromised.
The Company also evaluates cybersecurity risks associated with emerging technologies, including the use of artificial intelligence tools and implements policies and controls to mitigate associated risks.
The Company deploys a range of technical safeguards designed to protect its information systems from cybersecurity threats. These safeguards include layered network and endpoint protections such as firewalls, intrusion detection and prevention mechanisms and advanced endpoint security technologies. The Company also maintains identity and access controls based on identity-centric, least-privilege access controls and continuous verification principles, utilizing centralized security monitoring and alerting capabilities to identify and respond to anomalous activity. Additional controls include multi-factor authentication, privileged access management, mobile device management with encryption and compliance enforcement and data loss prevention capabilities to protect sensitive information. The Company maintains continuous vulnerability management and patch management processes designed to remediate identified vulnerabilities in a timely manner and enforces device compliance as a condition of access to corporate resources.
In addition to the foregoing, the Company’s Internal Audit team assesses the design and test the effectiveness of cyber controls, and annually, as part of its internal controls testing, performs a review of service auditor reports for in-scope application vendors.
Board Oversight
The Company’s board of directors (“Board”) is responsible for overseeing and monitoring our risk management processes, including cybersecurity-related risks. The Board is assisted in its oversight responsibilities by the standing Board committees, and the audit committee of the Board (“Audit Committee”) is responsible for overseeing our cybersecurity risks. Our Chief Information Officer provides cybersecurity updates and reviews the Company’s cybersecurity risks and protection measures with either the Audit Committee or the full Board on at least a semi-annual basis. Topics covered in such meetings have included (i) results of quarterly phishing simulation tests, (ii) results from cybersecurity audits and penetration testing, (iii) review and enhancements to policies (including the Incident Response and Business Continuity policies) and (iv) any recent, significant cybersecurity incidents. The Board and Audit Committee also engage in regular discussions regarding cybersecurity risk management with the Company’s senior management, internal auditors and independent auditors.
Cybersecurity Incident Response Plan
The DPT plays a critical role in the Incident Response Plan (“IRP”) adopted by the Company. The IRP sets forth the processes for containment, review, escalation, recovery from and remediation of any cybersecurity incidents identified by the Company. The Company also has an external incident response specialist who supports ongoing enhancements to our incident response planning, including annual tabletop exercises, which include cross-functional participation from IT, Legal, Compliance, Finance, Investor Relations, Human Resources, and Internal Audit. Under the IRP, high severity cybersecurity incidents are promptly reviewed by the Incident Response Team (“IRT”), which is a committee of members of the Company's IT team, including the Company’s Chief Information Officer. Incident severity levels guide the escalation process, including notifications to senior leadership, the DPT and the Audit Committee. When the IRT determines a cybersecurity incident is significant, it is escalated to the DPT, who is responsible for overseeing the investigation of and response to such cybersecurity incidents, including ensuring that the Company’s senior leadership and Audit Committee are informed and that notification and regulatory filings are made in a timely manner.

Item 2. Properties.
Our corporate headquarters is located in Boca Raton, Florida, where we lease approximately 31,500 square feet of office space. We also lease office space for the remaining eight corporate locations in six countries across the U.S., Europe and Asia. We believe that our office space is suitable and adequate for conducting our business.
Item 3.  Legal Proceedings.
The information set forth under "Litigation" in Note 17 to the consolidated financial statements in Item 8 of this Annual Report is incorporated herein by reference.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II—OTHER INFORMATION
Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our class A common stock is traded on the NYSE under the symbol “DBRG.”
Our class B common stock is not publicly traded and is described in Note 7 to the consolidated financial statements in Item 8 of this Annual Report.
Holders of Common Equity
On February 23, 2026, there were 1,856 holders of our class A common stock (which does not reflect the beneficial ownership of shares held in nominee name) and no holders of our class B common stock.
Dividends
Holders of our common stock are entitled to receive distributions only if and when our board of directors authorizes and declares distributions. Our board of directors has not established any minimum distribution level. No distributions can be paid on our common stock unless we have paid all cumulative dividends on our outstanding preferred stock.
The Merger Agreement limits our ability to pay dividends while the Merger is pending; however, we are permitted to pay cash dividends to holders of our common stock in an amount not to exceed $0.04 per share on an annual basis and to pay dividends to holders of our preferred stock in accordance with its terms, among other limitations.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
Redemption of Membership Units in OP ("OP units")
Holders of OP units have the right to require the OP to redeem all or a portion of their OP units for cash or, at our option, shares of our class A common stock on a one-for-one basis. In the fourth quarter of 2025, 74 shares of class A common stock were issued in satisfaction of a redemption request by an OP unit holder.
Such shares of class A common stock were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.
Purchases of Equity Securities by Issuer and Affiliated Purchasers
None. Additionally, the Company does not currently have an authorized stock repurchase program.

Stock Performance Graph
The following graph compares the cumulative total return on our class A common stock with the cumulative total returns on the Standard & Poor’s 500 Composite Stock Price Index (“S&P 500”), and Dow Jones U.S. Asset Managers Index ("DJUSAG") from December 31, 2020 to December 31, 2025.
The graph assumes an investment of $100 in our common stock and each of the indices on December 31, 2020 and the reinvestment of all dividends. The cumulative total return on our class A common stock as presented is not necessarily indicative of future performance.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes thereto, which are included in Item 8. " Financial Statements and Supplementary Data " of this Annual Report.
Significant Developments
The following summarizes significant developments that affected our business and results of operations in 2025.
Proposed Acquisition of DBRG
•On December 29, 2025, DBRG entered into a definitive agreement to be acquired indirectly by SoftBank for $16.00 in cash per common share and OP common units that are not held by DBRG and the Operating Company (unless otherwise agreed by a holder of OP units and SoftBank through its indirect subsidiary). The transaction is expected to close in the second half of 2026, subject to approval by DBRG's common stockholders and other customary closing conditions. The preferred stock of DBRG and the Operating Company will remain outstanding. Warrants to purchase DBRG's common stock will be treated in accordance with the terms of the applicable warrant agreements.
Capital Raise
•In 2025, we raised $5.6 billion of capital, primarily for DigitalBridge Partners III ("DBP III"), our third flagship digital infrastructure fund which had its final closing on October 31, 2025, and various co-investment vehicles.
DBP III fund commitments totaled $7.2 billion, inclusive of $150 million of our commitments as general partner and general partner affiliate.

Realization of Investment
•In connection with our participation in a secondary sale of equity by our DataBank portfolio company in February 2025, we received proceeds of approximately $59.7 million, representing $34.0 million realized principal investment income, $24.8 million return of capital and our share of carried interest of $0.9 million.
Operating Metrics
Fee Earning Equity Under Management
We present below our FEEUM, which is a key operating metric in the alternative investment management industry. Our calculation of FEEUM may differ from other investment managers, and as a result, may not be directly comparable to similar measures presented by other investment managers.
FEEUM represents the total capital managed by the Company and its affiliates which earns fee income. FEEUM is generally based upon committed capital, invested capital, NAV or gross asset value ("GAV"), pursuant to the terms of each underlying investment management agreement.
Presented below is total FEEUM by product:

(In billions)	December 31, 2025	December 31, 2024
Fee Earning Equity Under Management
DBP Series	$17.8	$15.9
Co-Investment Vehicles	15.2	11.5
InfraBridge	3.6	3.7
Core, Credit and Liquid Strategies	3.2	3.2
Separately Capitalized Portfolio Companies	1.2	1.2
	$41.0	$35.5
The following table summarizes changes in FEEUM:

Year Ended December 31, 2025
(In billions)
Fee Earning Equity Under Management
Balance at January 1	$35.5
Inflows (1)	7.5
Outflows (2)	(2.1)
Market activity (3)	0.1
Balance at December 31	$41.0
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
FEEUM increased $5.5 billion or 15% to $41.0 billion at December 31, 2025, driven by capital raise for our third flagship fund and new co-investment vehicles, as well as deployment of previously raised capital. This was partially offset by the effects of investor redemption and investment recapitalizations.

Fund Performance Metrics
Certain performance metrics for our key investment funds from inception through December 31, 2025 are presented in the table below. Excluded are funds with less than one year of performance history as of December 31, 2025, funds and separately managed accounts in the liquid strategy, co-investment vehicles and separately capitalized portfolio companies. The historical performance of our funds is not indicative of their future performance nor indicative of the performance of our other existing funds or of any of our future funds. An investment in DBRG is not an investment in any of our funds and these fund performance metrics are not indicative of the performance of DBRG.

($ in millions)	Inception Date (2)	Total Commitments	Invested Capital (3)	Available Capital (4)	Investment Value			MOIC (8) (10)		IRR (9) (10)
Fund (1)					Unrealized (5)	Realized (6)	Total (7)	Gross	Net	Gross	Net
Value-Add
DBP I	Mar-2018	$4,059	$4,825	$219	$5,438	$1,763	$7,201	1.5x	1.4x	10.2%	7.8%
DBP II	Nov-2020	8,286	8,158	535	10,394	984	11,378	1.4x	1.3x	10.4%	7.8%
Core
SAF	Nov-2022	1,110	1,045	154	1,020	138	1,158	1.1x	1.1x	4.6%	2.5%
InfraBridge
GIF I	Mar-2015	1,411	1,514	383	942	1,477	2,419	1.6x	1.4x	8.7%	6.1%
GIF II	Jun-2018	3,382	3,170	243	2,015	595	2,610	0.8x	0.7x	<0%	<0%
Credit
Credit I	Dec-2022	697	716	263	497	315	812	1.1x	1.1x	10.8%	7.2%
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

Results of Operations
Refer to Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2024 Annual Report on Form 10-K for comparative discussion of our consolidated results of operations for the prior year periods of 2024 and 2023.
A comparative discussion of our consolidated results of operations for 2025 and 2024 is presented below.

	Year Ended December 31,
(In thousands)	2025	2024	Change
Revenues
Fee revenue	$374,447	$329,693	$44,754
Carried interest allocation (reversal)	(376,174)	218,250	(594,424)
Principal investment income	73,119	30,023	43,096
Other income	22,567	29,062	(6,495)
Total revenues	93,959	607,028	(513,069)
Expenses
Compensation expense—cash and equity-based	190,450	181,821	8,629
Compensation expense—incentive fee and carried interest allocation (reversal)	(137,092)	144,650	(281,742)
Administrative and other expenses	64,247	114,985	(50,738)
Interest expense	17,622	16,438	1,184
Transaction-related costs	20,770	5,265	15,505
Depreciation and amortization	29,454	33,706	(4,252)
Total expenses	185,451	496,865	(311,414)
Other income (loss)
Other gain (loss), net	74,458	58,652	15,806
Income (Loss) before income taxes	(17,034)	168,815	(185,849)
Income tax benefit (expense)	(5,708)	(2,944)	(2,764)
Income (Loss) from continuing operations	(22,742)	165,871	(188,613)
Income (Loss) from discontinued operations	(4,327)	(18,865)	14,538
Net income (loss)	(27,069)	147,006	(174,075)
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	3,444	2,458	986
Investment entities	(175,564)	73,343	(248,907)
Operating Company	3,177	683	2,494
Net income (loss) attributable to DigitalBridge Group, Inc.	141,874	70,522	71,352
Preferred stock dividends	58,641	58,641	—
Net income (loss) attributable to common stockholders	$83,233	$11,881	71,352
Revenues
Total revenues were $94.0 million in 2025 and $607.0 million in 2024. The large swings in total revenues were driven by significant variability in unrealized carried interest, specifically large net reversals in 2025 and net positive allocations in 2024. This was partially offset by increases to fee revenue in 2025, driven by capital formation in our third flagship fund.
The key components of revenue are discussed in more detail below.
Fee Revenue

	Year Ended December 31,
(In thousands)	2025	2024	Change
Management fees	$335,973	$305,607	$30,366
Management fees—catch up (1)	24,591	5,603	18,988
Incentive fees	13,113	16,548	(3,435)
Other fee revenue	770	1,935	(1,165)
	$374,447	$329,693	44,754
__________

(1)    Catch-up fees are management fees charged in any given period that pertain to prior periods. With respect to subsequent closing of commitments during the fundraising period, management fees based upon commitments are charged retroactively to the fee activation date at initial closing of the fund through the subsequent close date.
Fee revenue was $44.8 million or 14% higher, totaling $374.4 million in 2025.
Year over year, FEEUM had increased $5.5 billion or 15% to $41.0 billion at December 31, 2025.
The increase in fee revenue was driven by (i) additional capital raised for our third flagship fund, which contributed incremental management fees of $41.9 million (of which $19.0 million was incremental catch-up fees), and (ii) deployment of capital and new capital raised for co-investment vehicles, partially offset by (iii) lower management fees from InfraBridge funds, in particular the effect of a change in fee basis from committed to invested capital effective late December 2024 (decreased $17.6 million).
Incentive fees attributed to our liquid securities strategy was $3.4 million lower in 2025, along with incentive fee compensation (as discussed below), which netted to a $0.8 million decrease.
Carried Interest

	Year Ended December 31,
(In thousands)	2025	2024	Change
Carried interest
Distributed	$2,470	$118	$2,352
Unrealized	(378,644)	218,132	(596,776)
	$(376,174)	$218,250	(594,424)
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
In 2025, distributed carried interest arose from a secondary sale of equity by our DataBank portfolio company in February 2025, of which our share net of management allocation was $0.9 million.
When the fair value of fund investments fall below return hurdles or remain constant and preferred returns on unreturned capital accumulate, this may result in a reversal of unrealized carried interest previously recognized. The resulting effects are further exacerbated given the early lifecycle of our funds.
2025 also included an obligation to clawback carried interest of $25.0 million assuming a hypothetical liquidation of carry paying funds at their December 31, 2025 estimated fair values. Of this amount, $22.1 million would be recoverable from current and former employees and a third party participation interest, resulting in a liability to the Company of $2.9 million.
Principal Investment Income

	Year Ended December 31,
(In thousands)	2025	2024	Change
Principal investment income (loss)
Realized	$22,925	$18,364	$4,561
Unrealized	50,194	11,659	38,535
	$73,119	$30,023	43,096
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
Other Income
Other income decreased $6.5 million to $22.6 million. This was driven by lower cost reimbursements from managed investment vehicles that are presented gross as income and expense ($2.6 million) and lower dividend income from equity securities of consolidated funds ($1.8 million).
Expenses
Total expenses were $185.5 million in 2025 and $496.9 million in 2024. The significant decrease is attributed to unrealized carried interest compensation which was a large net reversal in 2025 compared to a large net expense in 2024. Additionally, 2025 had lower administrative costs, driven by insurance recoveries in 2025 related to litigation costs largely incurred in prior years.
Changes in the various expense items are discussed below.
Compensation Expense

	Year Ended December 31,
(In thousands)	2025	2024	Change
Cash and equity-based compensation
Cash compensation	$155,686	$146,145	$9,541
Equity-based compensation	34,764	35,676	(912)
	$190,450	$181,821	8,629

Incentive fee and carried interest compensation allocation (reversal)
Carried interest distributed	$1,599	$94	$1,505
Carried interest unrealized	(148,404)	132,248	(280,652)
Incentive fees realized	9,713	12,308	(2,595)
	$(137,092)	$144,650	(281,742)
Cash and equity-based compensation—The increase in cash compensation was driven by higher accrual of annual performance based incentive compensation.
Incentive fee and carried interest compensation allocation—The net reversal of compensation in 2025 and net expense in 2024 were consistent with the changes in carried interest, as discussed above.
Administrative and Other Expenses
Administrative and other expenses was $50.7 million lower at $64.2 million. The decrease can be attributed mainly to (i) $22.2 million of insurance recoveries in 2025 related to litigation costs largely incurred in prior years, and additionally, litigation costs was $6.9 million lower in 2025, (ii) lower third party professional service costs, including reimbursable costs incurred on behalf of our managed investment vehicles, (iii) lower loss accrual related to an employment arbitration ($6.7 million), and (iv) lower placement fees related to DBP III ($5.1 million). The decrease was partially offset by organizational and diligence costs incurred for potential new products in 2025 ($5.3 million).
Interest Expense
Interest expense was $1.2 million higher at $17.6 million. The increase reflects $1.9 million of interest expense in 2025 on a fund-level debt prior to its deconsolidation in the fourth quarter of 2025, partially offset by the full exchange/redemption of the remaining 5.75% exchangeable senior notes in April 2024 ($0.4 million) and lower unused fees following a reduction in the VFN borrowing capacity in June 2025 ($0.4 million).
Transaction-Related Costs
Transaction-related costs was $15.5 million higher at $20.8 million, attributed to the proposed acquisition of DBRG ($10.1 million), and higher unconsummated deal costs.

Depreciation and Amortization
Depreciation and amortization expense decreased $4.3 million due to management contract intangibles that have a declining amortization rate over time. The decrease was partially offset by accelerated depreciation of fixed assets disposed in connection with the assignment of an office lease in the second quarter of 2025.
Other Gain (Loss), Net
Other gain, net was $74.5 million in 2025 and $58.7 million in 2024, reflecting predominantly unrealized fair value changes in financial assets and financial liabilities.
The net gain in 2025 was driven by (i) realized gain of $6.8 million from partial disposition of an investment by a consolidated fund and a write-up in value of the remaining investment totaling $43.8 million, and (ii) fair value increase in marketable equity securities held by consolidated funds ($9.6 million).
The net gain in 2024 was driven by (i) net fair value increase in investments held by consolidated funds ($46.6 million), (ii) net gain from substantial sale and mark-to-market of a non-core marketable equity security ($11.0 million), (iii) fair value decrease of DBRG warrant liability ($5.5 million), and (iv) fair value decrease of InfraBridge contingent consideration liability ($5.2 million), all of which were partially offset by impairment of venture equity investments ($13.2 million).
Income Tax Benefit (Expense)
Income tax expense was $5.7 million in 2025 and $2.9 million in 2024. The Company has operating losses and capital loss carryforwards that can be applied against current income tax expense for its domestic entities, and the deferred tax assets of these entities are currently subject to a full valuation allowance, resulting in an immaterial income tax impact for its domestic entities. With respect to the Company's foreign subsidiaries, the resulting foreign income tax impact remains immaterial, driven largely by its U.K. subsidiaries.
Income (Loss) from Discontinued Operations
The effect of discontinued operations was a net loss of $4.3 million in 2025 and $18.9 million in 2024. These losses included an accrual for a state tax audit in 2025 and in 2024, loss on a guarantee related to the previous bulk sale of the Company's real estate investments.
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
Non-GAAP Results
Results of our non-GAAP measures attributable to the Operating Company were determined as follows:

	Year Ended December 31,
(In thousands)	2025	2024	Change
Fee revenue (1)	$375,045	$329,784	$45,261
Cash compensation (1)	(164,093)	(151,265)	(12,828)
Administrative and other expenses (1)	(68,989)	(71,410)	2,421
Fee-Related Earnings—attributable to Operating Company	141,963	107,109	34,854
Realized principal investment income (loss)	19,553	15,884	3,669
Distributed carried interest and incentive fees subject to realization events, net of associated expense allocation	864	285	579
Interest, dividend and other income	15,777	14,424	1,353
Interest expense and preferred dividends	(72,061)	(72,672)	611
Placement fees and other	(3,578)	(9,590)	6,012
Income tax benefit (expense)	(5,708)	(2,944)	(2,764)
Distributable Earnings, after tax—attributable to Operating Company	$96,810	$52,496	44,314
________
(1)    These amounts are determined based upon the definition of FRE as described above and therefore, differ from those presented on the consolidated statements of operations.
Fee-Related Earnings
FRE was $34.9 million or 33% higher at $142.0 million in 2025 compared to $107.1 million in 2024. FRE margin improved to 38% compared with 32% a year ago.
Fee revenue increased $45.3 million or 14%, partially offset by higher operating cost. The increase in fee revenue is attributable to capital raised for our third flagship fund, which contributed an additional $41.9 million of fees (of which $19.0 million was incremental catch-up fees), and new co-investment vehicles, as well as additional capital deployments. This was partially offset by fee decreases from our InfraBridge funds, in particular due to a change in fee basis from committed to invested capital effective late December 2024. Operating cost was $10.4 million higher, driven by higher compensation cost.
Distributable Earnings
DE was $44.3 million higher at $96.8 million in 2025 compared with 2024, driven by the year-over-year growth in FRE of $34.9 million. DE also benefited from higher net realized principal investment income and lower placement fees.

Distributable Earnings and Fee-Related Earnings Reconciliation

	Year Ended December 31,
(In thousands)	2025	2024
Net income (loss) attributable to common stockholders	$83,233	$11,881
Net income (loss) attributable to noncontrolling interests in Operating Company	3,177	683
Net income (loss) attributable to Operating Company	86,410	12,564
Transaction-related costs and non-core items (1)	4,662	31,906
Other (gain) loss, net (2)	(59,832)	(61,988)
Unrealized principal investment income (3)	(59,987)	(6,917)
Unrealized carried interest, net of associated expense (allocation) reversal (4)	14,739	(46,556)
Equity-based compensation	35,302	35,676
Depreciation and amortization expense	29,454	33,706
Amortization of deferred financing costs, debt premiums and discounts	2,442	2,296
Adjustments attributable to noncontrolling interests in investment entities (5)	39,293	31,745
OP share of (income) loss from discontinued operations	4,327	20,064
Distributable Earnings, after tax—attributable to Operating Company	96,810	52,496
Realized principal investment (income) loss	(19,553)	(15,884)
Distributed carried interest and incentive fees subject to realization events, net of associated expense allocation (4)	(864)	(285)
Interest, dividend and other income	(15,777)	(14,424)
Interest expense and preferred dividends	72,061	72,672
Placement fee and other	3,578	9,590
Income tax (benefit) expense	5,708	2,944
Fee-Related Earnings—attributable to Operating Company	$141,963	$107,109
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
(4)    Carried interest is presented net of expense allocation or reversal, representing only the Operating Company's share. The expense component is included within compensation expense—incentive fees and carried interest allocation (reversal), and net income (loss) attributable to noncontrolling interests in investment entities on the GAAP income statement.
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
Overview
At December 31, 2025, we have $139 million of available corporate cash. This generally represents cash at our OP entity after allocating cash for certain compensatory liabilities, and excludes cash held at subsidiaries of the OP, including cash maintained to satisfy regulatory capital requirements in applicable foreign jurisdictions and cash held by consolidated funds. We also have the full $100 million available to be drawn under our VFN facility.
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
•We elected to reduce the capacity under our VFN (pursuant to its terms) from $300 million to $100 million effective June 2025, which generates annual savings of $1.0 million in unused fees.
Liquidity Needs and Capital Activities
Dividends
Common Stock—The payment of common stock dividends and determination of the amount thereof is at the discretion of our Board of Directors. In February 2026, our Board of Directors declared a dividend of $0.01 per share of common stock to be paid in April 2026.
Preferred Stock—We have outstanding preferred stock totaling $822 million, bearing a weighted average dividend rate of 7.135% per annum, with aggregate dividend payments of $14.7 million per quarter.
Contractual Obligations, Commitments and Contingencies
Debt Obligations
As of the date of this filing, our corporate debt is composed of our Class A-2 Notes, with our VFN undrawn.

($ in thousands)	Outstanding Principal	Interest Rate (Per Annum)	Anticipated Repayment Date	Years Remaining to Maturity
Class A-2 Notes	$300,000	3.93%	September 2026	0.7

Investment Commitments
Fund Commitments—As general partner, we typically have minimum capital commitments to our sponsored funds ranging from 0.02% to 0.72% of the total capital commitments of a fund at final closing, although we may elect to make additional investments in new products. With respect to our flagship value-add DBP fund series, and InfraBridge funds, we have made additional capital commitments as a general partner affiliate, generally ranging from 1.43% to 4.29%, alongside our investors. Our fund capital investments further align our interests to our investors. As of December 31, 2025, we have unfunded equity commitments to our sponsored funds totaling $194 million as general partner and general partner affiliate (including commitments attributed to the ownership by employees and former employees in our general partner entities). Generally, the timing for funding of these commitments is not known and the commitments are callable on demand at any time prior to their respective expirations.
Investments or Commitments Transferred
The Company may acquire investments on behalf of prospective sponsored investment vehicles or subscribe to commitments in its sponsored funds on behalf of prospective investors. The investments or commitments are transferred to the investment vehicle or prospective investor when sufficient third party capital, including debt, is raised. The Company may be paid a fee by the investment vehicle or investor, akin to an interest charge, typically calculated as a percentage of the acquisition price of the investment or the commitment amount funded, to compensate the Company for its holding cost. The terms of such arrangements may differ for each sponsored investment vehicle and by investment or investor.
Contingent Consideration—InfraBridge
In connection with the Company's acquisition of InfraBridge in February 2023, contingent consideration of up to AUD 180 million may become payable based upon achievement of prescribed fundraising targets for follow-on InfraBridge flagship funds and co-investments. The current estimated fair value of the contingent consideration is $2.5 million.
Carried Interest Clawback
Depending on the final realized value of all investments at the end of the life of a fund (and, with respect to certain funds, periodically during the life of the fund), if it is determined that cumulative carried interest distributed has exceeded the final carried interest amount due (or amount due as of the calculation date), the Company is obligated to return the excess carried interest previously received. Therefore, carried interest distributed to the Company may be subject to clawback, up to the amount previously received on an after-tax basis. A liability would be established if a potential clawback obligation arises assuming a hypothetical liquidation of the investments of the fund at their prevailing fair values as of reporting date. However, the actual determination of a clawback, if any, and payment thereof would occur only after final disposition of investments at the end of the life of a fund, except for funds that have interim clawback provisions.
If the related carried interest distributions received by the Company are subject to clawback, the previously distributed carried interest to employees and a third party participation interest would be similarly subject to clawback. The Company withholds a portion of the distribution of carried interest to employees to satisfy their potential clawback obligation.
At December 31, 2025, $25.0 million of previously distributed carried interest would be subject to clawback assuming a hypothetical liquidation of carry paying funds at their December 31, 2025 estimated fair values. However, actual clawback obligation, if any, would only be determined at the end of the life of a fund and become payable upon liquidation of the fund, unless there are interim clawback provisions. Approximately $20.9 million and $1.2 million of the clawback obligation are the responsibility of current and former employees and a third party participation interest, respectively. The Company's share of the clawback obligation, on a net basis, was $2.9 million.
Lease Obligations
At December 31, 2025, we had operating lease obligations of $32 million for in-place leases on currently occupied corporate offices and commitments on a future office lease of $58 million that is expected to commence in 2026 with a 10.8 year lease term. With respect to the new lease commencing in 2026, the Company expects to sub-lease a portion of this new office space in 2026, which will reduce its future lease obligation.
We sub-leased a portion of certain existing office space over the remaining term of the respective leases and expect to receive fixed sub-lease payments totaling $4 million over the remaining life of the sub-lease contracts.
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
We are seeking to refinance our corporate debt and replace the term notes and VFN prior to their anticipated repayment date in September 2026. The decision to enter into a particular financing arrangement is made after consideration of various factors including future cash needs, current sources of liquidity, demand for the Company’s debt or equity, and prevailing interest rates.
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
Consolidated Cash Flows
The following table summarizes the activities from our consolidated statements of cash flows, including discontinued operations.

	Year Ended December 31,
(In thousands)	2025	2024
Cash, cash equivalents and restricted cash—beginning of period	$306,298	$350,250
Net cash generated by (used in):
Operating activities	259,329	60,122
Investing activities	(125,996)	(11,220)
Financing activities	(48,279)	(90,841)
Effect of exchange rates on cash, cash equivalents and restricted cash	4,138	(2,013)
Cash, cash equivalents and restricted cash—end of period	$395,490	$306,298
Operating Activities
Cash inflows from operating activities are generated primarily through fee-related earnings, distributions of our share of net carried interest, and distribution of earnings from our general partner affiliate interests in our sponsored funds.
Our operating activities generated net cash inflows of $259.3 million in 2025 and $60.1 million in 2024. Outside of recurring operating activities, cash inflows in 2025 also included distribution of earnings from the secondary sale of equity in our DataBank portfolio company of $34.0 million and $22.2 million from net insurance recoveries related to litigation costs largely incurred in prior years.

Investing Activities
Investing activities relate largely to our consolidated liquid funds that invest in marketable equity securities, as well as our general partner and general partner affiliate investments in sponsored funds, including drawdown of commitments and return of capital from realized fund investments.
Our investing activities generated net cash outflows in 2025 and 2024.
•In 2025, net cash outflows of $126.0 million were driven by $87.2 million of fundings, net of distributions, principally for our general partner and general partner affiliate commitments in our sponsored funds and $84.0 million of our interests in sponsored fund that were subsequently assumed by fund investors with payment received in January 2026. This was partially offset by return of capital of (i) $24.8 million from the secondary sale of equity in our DataBank portfolio company, (ii) $12.1 million from disposition and recapitalization of investments in our InfraBridge fund, and (iii) $4.6 million from our CLO subordinated notes, and additionally $4.7 million of net inflows from the investing activities of our consolidated liquid funds that hold marketable equity securities.
•Net cash outflows were lower in 2024 at $11.2 million, driven by $65.2 million of fundings, net of distributions, for our general partner and general partner affiliate commitments in our sponsored funds, which was largely offset by $42.9 million of net proceeds from sale of our non-core investments and return of capital on our CLO subordinated note.
Financing Activities
We incur cash outlays primarily for payments on our corporate debt, and dividends to our preferred and common stockholders.
Financing activities generated net cash outflows in 2025 and 2024.
•In 2025, net cash outflows of $48.3 million were driven by common and preferred dividend payments of $65.8 million, partially offset by $28.4 million of capital contributions by limited partners in our consolidated funds.
•The higher net cash outflows of $90.8 million in 2024 resulted from (i) $65.4 million of common and preferred dividend payments (ii) cash settlement of a contingent consideration to Wafra of $17.5 million, (iii) $14.6 million of investor capital redeemed, net of contributions, in our consolidated liquid funds, and (iv) redemption of $5.0 million exchangeable senior notes for cash. This was partially offset by a $6.1 million syndication of our interest in a consolidated fund, and a share of our commitments in DBP I funded by a third party participation interest.
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
The investments held by our sponsored vehicles are revalued each quarter, with the results subject to the Company's valuation review and approval process. Fair value of the underlying investments is typically estimated using unobservable inputs and assumptions that involves significant judgment including, but not limited to, projected financial information of the portfolio company, economic conditions and comparable transactions in the market, and is therefore subject to inherent uncertainties.
Carried Interest
The Company recognizes carried interests from its equity method investments as general partner in investment vehicles that it sponsors. Carried interest represents a disproportionate allocation of returns from the Company's sponsored investment vehicles and arises when appreciation in value of the underlying investments of the fund exceeds the minimum return hurdles, after factoring in a return of invested capital and a return of certain costs of the fund pursuant to terms of the governing documents of the fund.
Unrealized carried interest is recognized as the amount that would be due pursuant to the fund governing documents assuming a hypothetical liquidation of the investments of the fund at their estimated fair values as of reporting date. When the fair value of fund investments fall below return hurdles or remain constant and preferred returns continue to accrue on unreturned capital, this will result in a reversal of unrealized carried interest previously recognized. Carried interest is subject to reversal until such time it is realized, which generally occurs upon disposition of all underlying investments of an investment vehicle, or in part with each disposition.
Depending on the final realized value of all investments at the end of the life of a fund (and, with respect to certain funds, periodically during the life of the fund), if it is determined that cumulative carried interest distributed has exceeded the final carried interest amount due (or amount due as of the calculation date), the Company is obligated to return the excess carried interest previously received. Therefore, carried interest distributed to the Company may be subject to clawback, up to the amount previously received on an after-tax basis.
As carried interest income and potential clawback obligation are driven by fair value changes of underlying fund investments over time, both the income and potential liability may be subject to significant fluctuations between periods.
A portion of carried interest earned by the Company is allocated to current and former employees and for certain funds, to a third party participation interest. Their share of carried interest is subject to recognition, reversal and clawback in accordance with the related carried interest income earned by the Company.
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
In 2022, significant deferred tax assets were recognized with an offsetting valuation allowance. As of December 31, 2025, a full valuation allowance of $432.1 million has been maintained as the more-likely-than-not threshold continues to not be met in assessing realizability of deferred tax assets of the Company's domestic entities. Refer to Note 13 to the consolidated financial statements in Item 8 of this Annual Report.
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
The Company has a goodwill balance of $465.6 million at December 31, 2025 and has determined that there were no indicators of impairment to goodwill in 2025.
Consolidation
The determination of whether the Company has a controlling financial interest and therefore consolidates an entity can significantly affect presentation in the consolidated financial statements.
A consolidation assessment at the onset of the Company's initial investment in or other involvement with an entity as well as reassessments on an ongoing basis, may involve significant judgment, more so if an entity is determined to be a variable interest entity ("VIE"). A VIE is consolidated by its primary beneficiary, which is defined as the party who has a controlling financial interest in the VIE through (a) power to direct the activities of the VIE that most significantly affect the VIE’s economic performance, and (b) obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. This assessment may involve subjectivity in the determination of which activities most significantly affect the VIE’s performance, and estimates about current and future fair value of the assets held by the VIE and financial performance of the VIE. In assessing its interests in the VIE, the Company also considers interests held by its related parties, including de facto agents. Additionally, the Company assesses whether it is a member of a related party group that collectively meets the power and benefits criteria and, if so, whether the Company is most closely associated with the VIE. In performing the related party analysis, the Company considers both qualitative and quantitative factors, including, but not limited to: the characteristics and size of its investment relative to the related party; the Company’s and the related party's ability to control or significantly influence key decisions of the VIE including consideration of involvement by de facto agents; the obligation or likelihood for the Company or the related party to fund operating losses of the VIE; and the similarity and significance of the VIE’s business activities to those of the Company and the related party. The determination of whether an entity is a VIE, and whether the Company is the primary beneficiary, depends upon facts and circumstances specific to an entity at the time of the assessment, and could change over time.
Discussion of the Company's involvement in various types of entities that are considered to be VIEs and whether the Company is determined to be the primary beneficiary is included in Note 14 to the consolidated financial statements in Item 8 of this Annual Report.
Recent Accounting Updates
The effects of accounting standards adopted in 2025 and the potential effects of accounting standards to be adopted in the future are described in Note 2 to our consolidated financial statements in Item 8. " Financial Statements and Supplementary Data " of this Annual Report.
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
Market Risk Effect on Fee Revenue, Principal Investment Income and Net Carried Interest Allocation
Management Fees—To the extent management fees are based upon fair value of the underlying investments of our managed investment vehicles, an increase or decrease in fair value will directly affect our management fee revenue. Generally, our management fee revenue is calculated based upon investors' committed capital during the commitment period of the vehicle, and thereafter, contributed or invested capital during the investing and liquidating periods, or invested capital from inception for Credit and co-investment vehicles. To a lesser extent, management fees are based upon the NAV of vehicles in our Liquid Strategies or GAV for certain InfraBridge vehicles, measured at fair value. At December 31, 2025, vehicles with NAV or GAV fee basis made up 4% of our $41.0 billion FEEUM and accounted for $10.9 million of management fees for the year ended December 31, 2025. Accordingly, most of our management fee revenue will not be directly affected by changes in investment fair values.
Principal Investment Income (Loss)—This is our share of income (loss) from equity interests in our sponsored funds, which in turn is largely driven by fair value changes in the underlying investments of the funds.
A hypothetical 10% decline in the fair value of fund investments at December 31, 2025 would decrease the OP's share of principal investment income by approximately $79 million.
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
A hypothetical 10% decline in the fair value of fund investments at December 31, 2025 would decrease unrealized carried interest by approximately $110 million, representing the OP's share of carried interest net of allocations to employees, former employees and a third party participation interest.
Generally, our incentive fees are recognized when it is probable that a significant reversal of the cumulative incentive fees will not occur, which is typically when the fees become realizable or realized at the end of the performance measurement period. At December 31, 2025, there were no incentive fees recorded that have not been fully realized.

Foreign Currency Risk
As of December 31, 2025, we have limited direct foreign currency exposure from our foreign operations and foreign currency denominated investments held on the balance sheet for future sponsored vehicles. Changes in foreign currency rates can adversely affect earnings and the value of our foreign currency denominated investments, including investments in our foreign subsidiaries.
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
Our corporate debt exposure to variable interest rates is limited to our VFN revolver, which had no outstanding balance at December 31, 2025.
Equity Price Risk
At December 31, 2025, we had $115 million of long positions and $74 million of short positions in marketable equity securities, held by our consolidated sponsored liquid funds. Realized and unrealized gains and losses from marketable equity securities are recorded in other gain (loss) on the consolidated statement of operations. Market prices for publicly traded equity securities may fluctuate due to a myriad of factors, including but not limited to, financial performance of the investee, industry conditions, economic and political environment, trade volume, and general sentiments in the equity markets. Therefore the level of volatility and price fluctuations are unpredictable. Our funds constantly rebalance their investment portfolio to take advantage of market opportunities and to manage risk. Additionally, one of our funds employs a long/short equity strategy, taking long positions that serve as collateral for short positions, which in combination, reduces its market risk exposure. The effect of equity price decreases to earnings attributable to our stockholders is further reduced as our consolidated liquid funds are partially owned by third party capital, which represent redeemable noncontrolling interests.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of DigitalBridge Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of DigitalBridge Group, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2026, expressed an unqualified opinion thereon.
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
At December 31, 2025, the carrying value of the Company’s investments totaled $2.3 billion, including principal investments in Company-sponsored funds of $1.4 billion and carried interest allocation of $540.9 million. As discussed further in Notes 2 and 3 to the consolidated financial statements, the underlying investments of the Company’s sponsored investment vehicles (“underlying investments”) are reported at fair value as determined by management by applying the valuation techniques and using the significant unobservable inputs described therein, and the Company’s cumulative carried interest allocation is driven primarily by changes in fair value of the underlying investments. Fair value of the underlying investments is typically estimated using unobservable inputs and assumptions that involves significant judgment including, but not limited to, projected financial performance of the portfolio company, economic conditions, and comparable transactions in the market, and is therefore subject to inherent uncertainties.
Auditing management’s determination of the fair value of the underlying investments that contribute to the Company’s cumulative carried interest allocation which are valued using significant unobservable inputs is complex and involves a high degree of auditor subjectivity to address the higher estimation uncertainty.

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
Our audit procedures included, among others, evaluating which investments contributed to the Company’s cumulative carried interest allocation, testing the mathematical accuracy of the distribution waterfalls used to determine the Company’s share of income or loss from the underlying funds and agreeing data used in the waterfall calculations to the funds’ accounting records. For a sample of underlying investments where a cumulative increase in fair value contributed to the Company’s cumulative carried interest allocation, we performed procedures to evaluate the appropriateness of the methodology and key inputs and assumptions used in the valuation, including, but not limited to, performing sensitivities on the inputs or assumptions used in the valuation, comparing key inputs and assumptions used in the valuations to source documents or market data, and evaluating the existence of corroborating or contrary evidence obtained through other audit procedures. Our procedures varied based on the nature of each investment selected for testing. For certain investments, we involved our internal valuation specialists to perform corroborative analyses to assess whether the key assumptions used in the valuation and the estimated fair values were supported by observable market data.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2009.
Los Angeles, California
February 26, 2026

DigitalBridge Group, Inc.
Consolidated Balance Sheets

(In thousands, except per share data)

	December 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$382,508	$302,154
Restricted cash	12,982	4,144
Investments	2,266,403	2,492,268
Goodwill	465,602	465,602
Intangible assets	48,395	72,460
Other assets	138,914	52,504
Due from affiliates	104,378	124,186
Total assets	$3,419,182	$3,513,318
Liabilities
Debt	$298,804	$296,362
Other liabilities	670,155	725,766
Total liabilities	968,959	1,022,128
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	33,226	24,356
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value per share; $821,899 liquidation preference; 250,000 shares authorized; 32,876 shares issued and outstanding	794,670	794,670
Common stock, $0.01 par value per share
Class A, 237,250 shares authorized; 182,643 and 174,202 shares issued and outstanding	1,826	1,742
Class B, 250 shares authorized; 0 and 150 shares issued and outstanding	—	2
Additional paid-in capital	8,066,683	7,999,165
Accumulated deficit	(6,761,498)	(6,837,502)
Accumulated other comprehensive income (loss)	5,616	505
Total stockholders’ equity	2,107,297	1,958,582
Noncontrolling interests in investment entities	268,977	430,528
Noncontrolling interests in Operating Company	40,723	77,724
Total equity	2,416,997	2,466,834
Total liabilities, redeemable noncontrolling interests and equity	$3,419,182	$3,513,318

The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues
Fee revenue	$374,447	$329,693	$264,117
Carried interest allocation (reversal)	(376,174)	218,250	363,075
Principal investment income	73,119	30,023	145,448
Other income	22,567	29,062	48,743
Total revenues	93,959	607,028	821,383
Expenses
Compensation expense—cash and equity-based	190,450	181,821	206,892
Compensation expense—incentive fee and carried interest allocation (reversal)	(137,092)	144,650	186,030
Administrative and other expenses	64,247	114,985	86,937
Interest expense	17,622	16,438	24,540
Transaction-related costs	20,770	5,265	10,823
Depreciation and amortization	29,454	33,706	36,651
Total expenses	185,451	496,865	551,873
Other income (loss)
Other gain (loss), net	74,458	58,652	96,119
Income (loss) from continuing operations before income taxes	(17,034)	168,815	365,629
Income tax benefit (expense)	(5,708)	(2,944)	(6)
Income (loss) from continuing operations	(22,742)	165,871	365,623
Income (loss) from discontinued operations	(4,327)	(18,865)	(320,458)
Net income (loss)	(27,069)	147,006	45,165
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	3,444	2,458	6,503
Investment entities	(175,564)	73,343	(155,756)
Operating Company	3,177	683	9,138
Net income (loss) attributable to DigitalBridge Group, Inc.	141,874	70,522	185,280
Preferred stock dividends	58,641	58,641	58,656
Preferred stock repurchases	—	—	(927)
Net income (loss) attributable to common stockholders	$83,233	$11,881	$127,551
Income (loss) per share—basic
Income (loss) from continuing operations per common share—basic	$0.48	$0.18	$1.13
Net income (loss) attributable to common stockholders per common share—basic	$0.46	$0.07	$0.78
Income (loss) per share—diluted
Income (Loss) from continuing operations per common share—diluted	$0.48	$0.18	$1.10
Net income (loss) attributable to common stockholders per common share—diluted	$0.46	$0.07	$0.77
Weighted average number of shares
Basic	175,456	168,437	159,868
Diluted	175,733	168,818	169,720

The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$(27,069)	$147,006	$45,165
Equity method investments	—	—	318
Changes in accumulated other comprehensive income (loss) related to foreign currency translation	5,251	(974)	2,279
Comprehensive income (loss)	(21,818)	146,032	47,762
Comprehensive income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	3,444	2,458	6,503
Investment entities	(175,564)	73,343	(155,340)
Operating Company	3,533	619	9,365
Comprehensive income (loss) attributable to stockholders	$146,769	$69,612	$187,234

The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Equity
(In thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2022	$800,355	$6,397	$7,818,068	$(6,962,613)	$(1,509)	$1,660,698	$2,743,896	$64,895	$4,469,489
Net income (loss)	—	—	—	185,280	—	185,280	(155,756)	9,138	38,662
Other comprehensive income (loss)	—	—	—	—	1,954	1,954	416	227	2,597
Stock repurchases	(5,685)	—	927	—	—	(4,758)	—	—	(4,758)
Changes in common stock par value (Note 8)	—	(4,862)	4,862	—	—	—	—	—	—
DataBank recapitalization (Note 2)	—	—	(14,791)	—	—	(14,791)	33,001	—	18,210
Vantage SDC expansion capacity funded through equity, net of liability settlement (Note 2)	—	—	12,255	—	—	12,255	97,307	—	109,562
Deconsolidation of investment entities (Note 2)	—	—	—	—	965	965	(2,137,819)	—	(2,136,854)
Redemption of OP units for class A common stock	—	3	981	—	—	984	—	(984)	—
Equity-based compensation	—	122	53,343	—	—	53,465	14,010	164	67,639
Shares canceled for tax withholdings on vested equity awards	—	(26)	(18,654)	—	—	(18,680)	—	—	(18,680)
Contributions from noncontrolling interests	—	—	—	—	—	—	115,781	—	115,781
Distributions to noncontrolling interests	—	—	—	—	—	—	(104,681)	(497)	(105,178)
Preferred stock dividends	—	—	—	(58,656)	—	(58,656)	—	—	(58,656)
Common stock dividends declared ($0.04 per share)	—	—	—	(6,513)	—	(6,513)	—	—	(6,513)
Reallocation of equity (Notes 2 and 8)	—	—	(1,149)	—	1	(1,148)	(844)	1,992	—
Balance at December 31, 2023	$794,670	$1,634	$7,855,842	$(6,842,502)	$1,411	$1,811,055	$605,311	$74,935	$2,491,301
The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Equity (Continued)
(In thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2023	$794,670	$1,634	$7,855,842	$(6,842,502)	$1,411	$1,811,055	$605,311	$74,935	$2,491,301
Net income (loss)	—	—	—	70,522	—	70,522	73,343	683	144,548
Other comprehensive income (loss)	—	—	—	—	(910)	(910)	—	(64)	(974)
Settlement of Wafra contingent consideration (Note 9)	—	10	17,490	—	—	17,500	—	—	17,500
Reclassification of DBRG stock warrants (Note 10)	—	—	33,000	—	—	33,000	—	—	33,000
Exchange of notes for common stock (Note 6)	—	83	72,634	—	—	72,717	—	—	72,717
Redemption of OP Units for class A common stock	—	5	2,949	—	—	2,954	—	(2,954)	—
Equity-based compensation	—	17	32,538	—	—	32,555	—	161	32,716
Shares canceled for tax withholdings on vested equity awards	—	(5)	(9,835)	—	—	(9,840)	—	—	(9,840)
Deconsolidation of sponsored funds (Note 10)	—	—	—	—	—	—	(262,970)	—	(262,970)
Contributions from noncontrolling interests	—	—	—	—	—	—	24,588	—	24,588
Distributions to noncontrolling interests	—	—	—	—	—	—	(9,744)	(486)	(10,230)
Preferred stock dividends	—	—	—	(58,641)	—	(58,641)	—	—	(58,641)
Common stock dividends declared ($0.04 per share)	—	—	—	(6,881)	—	(6,881)	—	—	(6,881)
Reallocation of equity (Notes 2 and 8)	—	—	(5,453)	—	4	(5,449)	—	5,449	—
Balance at December 31, 2024	$794,670	$1,744	$7,999,165	$(6,837,502)	$505	$1,958,582	$430,528	$77,724	$2,466,834
The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Equity (Continued)
(In thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2024	$794,670	$1,744	$7,999,165	$(6,837,502)	$505	$1,958,582	$430,528	$77,724	$2,466,834
Net income (loss)	—	—	—	141,874	—	141,874	(175,564)	3,177	(30,513)
Other comprehensive income (loss)	—	—	—	—	4,895	4,895	—	356	5,251
Redemption of OP units for class A common stock	—	61	39,616	—	—	39,677	—	(39,677)	—
Equity-based compensation	—	27	34,002	—	—	34,029	—	189	34,218
Shares canceled for tax withholdings on vested stock awards	—	(6)	(6,618)	—	—	(6,624)	—	—	(6,624)
Consolidation of sponsored fund	—	—	—	—	—	—	80,810	—	80,810
Deconsolidation of sponsored fund	—	—	—	—	—	—	(86,849)	—	(86,849)
Contributions from noncontrolling interests	—	—	—	—	—	—	29,560	—	29,560
Distributions to noncontrolling interests	—	—	—	—	—	—	(9,508)	(312)	(9,820)
Preferred stock dividends	—	—	—	(58,641)	—	(58,641)	—	—	(58,641)
Common stock dividends declared ($0.04 per share)	—	—	—	(7,229)	—	(7,229)	—	—	(7,229)
Reallocation of equity (Notes 2 and 8)	—	—	518	—	216	734	—	(734)	—
Balance at December 31, 2025	$794,670	$1,826	$8,066,683	$(6,761,498)	$5,616	$2,107,297	$268,977	$40,723	$2,416,997
The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities
Net income (loss)	$(27,069)	$147,006	$45,165
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized carried interest (allocation) reversal, net	224,516	(85,863)	(151,005)
Unrealized principal investment (income) loss	(16,512)	(11,655)	(145,448)
Equity-based compensation	34,218	34,716	67,639
Amortization of deferred financing costs and debt discount and premium, net	2,442	2,296	21,119
Depreciation and amortization	29,451	33,706	485,551
Deferred income tax (benefit) expense	(1,121)	(3,160)	(69)
Other (gain) loss, net	(62,509)	(37,351)	(101,209)
Other equity method (earnings) losses	—	—	15,188
Distributions of income from equity investments	—	—	3,776
Other adjustments, net	(285)	(443)	(9,408)
(Increase) decrease in other assets and due from affiliates	12,895	(14,602)	(7,058)
Increase (decrease) in other liabilities and due to affiliates	63,303	(4,528)	9,396
Net cash generated by (used in) operating activities	259,329	60,122	233,637
Cash Flows from Investing Activities
Contributions to and acquisition of equity investments	(395,893)	(170,190)	(584,589)
Return of capital from equity and debt investments	116,640	55,905	79,229
Proceeds from sale of equity investments	155,672	106,398	695,683
Repayment of loans receivable	—	1,000	6,804
Purchase of fixed assets	(1,350)	(3,588)	—
Investment deposits	—	—	(4,140)
Acquisition of InfraBridge, net of cash acquired (Note 2)	—	—	(314,266)
Net receipt (payment) on settlement of derivatives	—	—	3,401
Acquisition of and additions to real estate, related intangibles and leasing commissions	—	—	(653,470)
Cash derecognized in deconsolidation of sponsored funds and investment entities	(1,065)	(745)	(229,183)
Proceeds from DataBank recapitalization	—	—	21,487
Net cash generated by (used in) investing activities	(125,996)	(11,220)	(979,044)
Cash Flows from Financing Activities
Dividends paid to preferred stockholders	(58,641)	(58,641)	(58,761)
Dividends paid to common stockholders	(7,146)	(6,771)	(6,477)
Repayment or redemption of senior notes	—	(5,000)	(200,000)
Shares canceled for tax withholdings on vested equity awards	(6,624)	(9,840)	(18,680)
Repurchases of preferred stock	—	—	(4,758)
Contributions from noncontrolling interests	36,360	28,988	116,081
Distributions to and redemption of noncontrolling interests	(12,228)	(22,077)	(163,802)
Borrowings from investment level debt	—	—	1,722,443
Repayments of investment level debt	—	—	(1,199,865)
Payment of deferred financing costs and prepayment penalties on investment level debt	—	—	(38,029)
Payment of contingent consideration to Wafra	—	(17,500)	(90,000)
Net cash generated by (used in) financing activities	(48,279)	(90,841)	58,152
Effect of foreign exchange on cash, cash equivalents and restricted cash	4,138	(2,013)	766
Net increase (decrease) in cash, cash equivalents and restricted cash	89,192	(43,952)	(686,489)
Cash, cash equivalents and restricted cash—beginning of period	306,298	350,250	1,036,739
Cash, cash equivalents and restricted cash—end of period	$395,490	$306,298	$350,250

DigitalBridge Group, Inc.
Consolidated Statements of Cash Flows (Continued)
(In thousands)
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets

	Year Ended December 31,
	2025	2024	2023
Beginning of period
Cash and cash equivalents	$302,154	$345,335	$855,564
Restricted cash	4,144	4,915	4,854
Assets of discontinued operations—cash and cash equivalents	—	—	62,690
Assets of discontinued operations—restricted cash	—	—	113,631
Total cash, cash equivalents and restricted cash—beginning of period	$306,298	$350,250	$1,036,739

End of period
Cash and cash equivalents	$382,508	$302,154	$345,335
Restricted cash	12,982	4,144	4,915
Total cash, cash equivalents and restricted cash—end of period	$395,490	$306,298	$350,250
Supplemental Disclosure of Cash Flow Information

	Year Ended December 31,
(In thousands)	2025	2024	2023
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$13,325	$16,270	$179,071
Cash received (paid) for income taxes	6,699	5,941	57
Operating lease payments for corporate offices	9,346	9,151	9,096
Supplemental Disclosure of Cash Flows from Discontinued Operations
Net cash generated by (used in) operating activities of discontinued operations	$(4,916)	$(11,892)	$233,903
Net cash generated by (used in) investing activities of discontinued operations	—	(42)	(600,050)
Supplemental Disclosure of Noncash Investing and Financing Activities
Dividends and distributions payable	$16,545	$16,524	$16,477
Redemption of OP units for common stock	39,677	2,954	984
Exchange of notes into shares of class A common stock	—	72,717	—
Operating lease liabilities arising from establishment of ROU assets for corporate offices (Note 5)	4,039	2,342	15,314
Receivables from asset sales	—	—	662
Receivable from sale of principal investments	84,040	—	—
Contingent consideration valued at closing of InfraBridge acquisition	—	—	10,874
Settlement of Wafra contingent consideration through issuance of class A common stock (Note 7)	—	17,500	—
Vantage SDC capacity funded through equity, net of liability settlement (Note 2 )	—	—	109,562
Assets of investment entities disposed of in sale of equity and/or deconsolidated (Note 2 )	—	—	8,659,140
Liabilities of investment entities disposed of in sale of equity and/or deconsolidated (Note 2 )	—	—	5,941,332
Noncontrolling interests of investment entities disposed of in sale of equity and/or deconsolidated (Note 2 )	—	—	2,398,693
Assets of sponsored fund consolidated	115,539	—	—
Liabilities of sponsored fund consolidated	(34,758)	—	—
Noncontrolling interests of sponsored fund consolidated	(80,810)	—	—
Assets of sponsored funds deconsolidated	(148,286)	393,612	—
Liabilities of sponsored funds deconsolidated	46,153	189	—
Noncontrolling interests of sponsored funds deconsolidated	86,849	262,970	—
The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Notes to Consolidated Financial Statements
December 31, 2025

1. Business and Organization
DigitalBridge Group, Inc. ("DBRG," and together with its consolidated subsidiaries, the "Company") is a leading global investment manager in digital infrastructure. The Company deploys and manages capital on behalf of its investors and shareholders across the digital infrastructure ecosystem, including but not limited to, data centers, cell towers and fiber networks. The Company's investment management platform is anchored by its flagship value-add digital infrastructure equity offerings, as well as offerings in core equity, credit, liquid securities, and its InfraBridge mid-market infrastructure equity.
Organization
The Company operates as a taxable C Corporation and conducts all of its activities and holds substantially all of its assets and liabilities through its operating subsidiary, DigitalBridge Operating Company, LLC (the "Operating Company" or the "OP"). The Company, as sole managing member, owned 97% of the OP at December 31, 2025, with the remaining 3% owned by certain current and former employees of the Company as noncontrolling interest.
Proposed Acquisition of DBRG
On December 29, 2025, DBRG, the Operating Company and indirect subsidiaries of SoftBank Group Corp. (TSE: 9984, "SoftBank") entered into an agreement and plan of merger (the “Merger Agreement”) pursuant to which, among other things, DBRG and the Operating Company would be acquired by such indirect subsidiaries pursuant to a series of mergers (the "Merger").
SoftBank, through its indirect subsidiaries, will acquire all of (i) DBRG's issued and outstanding common stock and (ii) the OP common units that are not held by DBRG and the Operating Company (unless otherwise agreed by a holder of OP units and SoftBank through its indirect subsidiary), for $16.00 per share or per unit in cash. The preferred stock of DBRG and the Operating Company will remain outstanding. Warrants to purchase DBRG's common stock will be treated in accordance with the terms of the applicable warrant agreements.
Consummation of the Merger requires approval by DBRG’s common stockholders, and is subject to certain other closing conditions, including receipt of required consents for the Company’s flagship investment funds and from a specified percentage of fee-paying clients of the Company, and receipt of regulatory approvals, as well as customary closing conditions.
Upon consummation of the Merger, the Company will become an indirect, wholly-owned subsidiary of SoftBank.
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
Noncontrolling Interests in Investment Entities—This represents (i) carried interest allocations to certain senior executives of the Company (Note 15) and a third party participation interest; (ii) equity interests held by current and former employees and a third party participation interest in general partner entities of the Company's sponsored funds; and (iii) limited partners of consolidated closed-end funds. Excluding carried interest, allocation of net income or loss is generally based upon relative ownership interests.
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
Investments
Equity Investments
A noncontrolling, unconsolidated ownership interest in an entity may be accounted for using one of: (i) equity method where applicable; (ii) fair value option if elected; (iii) fair value through earnings if fair value is readily determinable, including election of net asset value ("NAV") practical expedient where applicable; or (iv) for equity investments without readily determinable fair values, the measurement alternative to measure at cost adjusted for any impairment and observable price changes.
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
The Company's equity method investments are composed primarily of its interests in investment vehicles that it sponsors, reported as principal investments, as the Company exerts significant influence in its role as general partner. The Company recognizes earnings based upon its proportionate share of net income (loss) from these investment vehicles, primarily unrealized gain (loss) from changes in fair value of the underlying fund investments, and any distributions of income, including from realization events, recorded in principal investment income on the consolidated statements of operations. Pursuant to the governing documents of the funds, the Company may be required to bear organizational costs of the funds in excess of prescribed thresholds. If such costs are paid by the funds, the Company will contribute additional capital to the funds to settle such costs, with the contributed capital reflected as principal investment loss.
As general partner, the Company is also entitled to a disproportionate allocation of returns based upon the extent to which cumulative performance of the investment vehicles exceed minimum return hurdles pursuant to terms of their respective governing agreements, that is, carried interests, which is discussed further in Note 3.
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
For investments accounted for under the measurement alternative, if carrying value of the investment exceeds its fair value, an impairment is deemed to have occurred.
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
Accounts Receivable and Related Allowance
Cost Reimbursements and Recoverable Expenses—The Company is entitled to reimbursements and/or recovers certain costs paid on behalf of investment vehicles sponsored by the Company, which include: (i) organization and offering costs associated with the formation and capital raising of the investment vehicles up to specified thresholds; (ii) costs incurred in performing investment due diligence; and (iii) direct and indirect operating costs associated with managing the operations of certain investment vehicles. Indirect operating costs are recorded as expenses of the Company when incurred and amounts allocated and reimbursable are recorded as other income in the consolidated statements of operations on a gross basis to the extent the Company determines that it acts in the capacity of a principal in the incurrence of such costs. The Company facilitates the payment of organization and offering costs, cost of investment due diligence, and direct operating costs, all of which are recorded as due from affiliates on the consolidated balance sheet, until such amounts are repaid. Cost of investment due diligence related to unconsummated investments that are borne by the Company are expensed as transaction-related costs in the consolidated statement of operations. The Company assesses the collectability of such receivables and establishes an allowance for any balances considered not collectable.
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
Other Income
Other income includes primarily the following:
Cost Reimbursements from Affiliates—For various services provided to certain affiliates, including managed investment vehicles, the Company is entitled to receive reimbursements of expenses incurred, generally based on expenses that are directly attributable to providing those services and/or a portion of overhead costs. To the extent the Company determines that it acts in the capacity of a principal in the incurrence of such costs on behalf of the managed investment vehicle, the cost reimbursement is presented on a gross basis in other income and the expense in administrative expense in the consolidated statement of operations in the period the costs are incurred. To the extent the Company determines that it acts in the capacity of an agent, the cost reimbursement is presented on a net basis in the consolidated statement of operations.
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
If the related carried interest distributions received by the Company are subject to clawback, the previously distributed carried interest to employees would be similarly subject to clawback. The Company withholds a portion of the distribution of carried interest to employees to satisfy their potential clawback obligation. The amount withheld resides in entities outside of the Company.

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
DataBank—During 2023, DataBank was partially recapitalized through multiple sales of equity interest to new investors. The Company received its share of net proceeds from the sale totaling $49.4 million in 2023, including its share of carried interest, net of allocation to employees, totaling $27.9 million. In 2023, the completion of the recapitalization further reduced the Company's ownership interest in DataBank, resulting in a deconsolidation of DataBank. In connection therewith, the Company realized a $3.7 million gain from the sale of its equity interest in the final closing of the recapitalization, and remeasured its then remaining equity interest in DataBank at a fair value of $434.5 million, resulting in an unrealized gain of $275.0 million. The total gain of $278.7 million was recorded in other gain (loss) on the consolidated statement of operations in 2023.
Vantage SDC—The Company and its co-investors had committed to acquire the future build-out and lease-up of the expanded capacity and existing inventory in Vantage SDC, the costs of which were to be borne by the existing owners of Vantage SDC. The cost of the expansion capacity had been funded by Vantage SDC from borrowings or through cash from operations, except for a $122.0 million payment that was deferred in 2023 and treated as a contribution of assets by the existing owners of Vantage SDC that was funded through equity. On December 31, 2023, there was an accelerated settlement of $36.0 million of the deferred payment through a combination of a reallocation of equity from DBRG and its co-investors to the existing owners and issuance of a note payable to an existing owner. This settlement transaction resulted in a dilution of the ownership held by DBRG and its co-investors in Vantage SDC, and in connection therewith, a dilution of the Company's voting rights in Vantage SDC, resulting in a deconsolidation of Vantage SDC. The Company's interest in Vantage SDC at December 31, 2023 was held through two single asset funds that were consolidated, and which were subsequently deconsolidated in the second quarter of 2024 (Note 9).

Following deconsolidation of DataBank in 2023 and the Vantage SDC funds in 2024, the Company's co-investments in DataBank and Vantage SDC are reflected as principal investments under the equity method.
•In March 2023, the Company's equity method investment in BrightSpire Capital, Inc. (NYSE: BRSP) was sold for net proceeds totaling $201.6 million, with impairment loss of $9.7 million recorded in 2023 prior to its disposition. The Company's investment in BRSP qualified as discontinued operations in March 2023.
Income (Loss) from discontinued operations is summarized as follows.

	Year Ended December 31,
(In thousands)	2025	2024	2023
Revenues	$5,112	$7,649	$783,121
Expenses	(9,536)	(10,669)	(1,089,481)
Other gain (loss)	641	(16,035)	(12,517)
Income (Loss) from discontinued operations before income taxes	(3,783)	(19,055)	(318,877)
Income tax benefit (expense)	(544)	190	(1,581)
Income (Loss) from discontinued operations	(4,327)	(18,865)	(320,458)
Income (Loss) from discontinued operations attributable to noncontrolling interests:
Investment entities	—	1,199	(260,120)
Operating Company	(223)	(1,372)	(4,339)
Income (Loss) from discontinued operations attributable to DigitalBridge Group, Inc.	$(4,104)	$(18,692)	$(55,999)
Assets of Discontinued Operations
The Company initially measures assets and liabilities of discontinued operations at the lower of their carrying amounts or fair value less disposal costs. For bulk sale transactions, the unit of account is the disposal group, with any excess of the aggregate carrying value over estimated fair value less costs to sell allocated to the individual assets within the group.
Assets of discontinued operations consisted of remaining equity investments excluded from the Company's 2021 bulk sale of its real estate related investments.
Accounting Standards Adopted in 2025
Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which enhances existing annual income tax disclosures, primarily requiring disaggregation of: (i) effective tax rate reconciliation using both percentages and amounts into specific categories, with further disaggregation by nature and/or jurisdiction of certain categories that meet the threshold of 5% of expected tax; and (ii) income taxes paid (net of refunds received) between federal, state/local and foreign, with further disaggregation by jurisdiction if any amount represents 5% or more of total income taxes paid (net of refunds received). The ASU also eliminates existing disclosures related to: (a) reasonably possible significant changes in the total amount of unrecognized tax benefits within 12 months of reporting date; and (b) cumulative amount of each type of temporary difference for which deferred tax liability has not been recognized (due to the exception to recognizing deferred taxes related to subsidiaries and corporate joint ventures).
The Company adopted this ASU on a prospective basis for the 2025 fiscal year. The resulting expanded income tax disclosures are reflected in Note 13, in particular the further disaggregation of effective tax rate reconciliation and net income tax payments for 2025.

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
The ASU applies prospectively to interim and annual reporting periods beginning January 1, 2026, with early adoption permitted. The Company intends to elect the practical expedient, which is not expected to have a material impact on the Company's consolidated financial statements.
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
The ASU applies prospectively to interim and annual reporting periods beginning January 1, 2027, with early adoption permitted.
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
3. Investments
The Company's equity and debt investments are represented by the following:

(In thousands)	December 31, 2025	December 31, 2024
Equity method investments
Principal investments	$1,433,113	$1,391,316
Carried interest allocation	540,890	894,553
Other equity investments	25,570	24,854
Debt investment	30,490	35,122
	2,030,063	2,345,845
Equity investments of consolidated funds
Marketable equity securities	115,101	83,269
Other investment	121,239	63,154
	$2,266,403	$2,492,268
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
The Company's proportionate share of net income (loss) from investments in its sponsored investment vehicles, primarily unrealized gain (loss) from changes in fair value of the underlying fund investments, and distributions of income, including from realization events, are recorded in principal investment income on the consolidated statements of operations.

Carried Interest
Carried interest represents a disproportionate allocation of returns of up to 20% to the Company, as general partner or special limited partner (which may be paid to the special limited partner entity owned by the Company in place of the general partner entity), based upon the extent to which cumulative performance of a sponsored fund exceeds minimum return hurdles, typically an annual preferred return of 6% to 8%. Carried interest generally arises when appreciation in value of the underlying investments of the fund exceeds the minimum return hurdles, after factoring in a return of invested capital and a return of certain costs of the fund pursuant to terms of the governing documents of the fund. Realization of carried interest occurs upon disposition of all underlying investments of the fund, or in part the disposition of each investment. Unrealized carried interest is recognized as the amount that would be due pursuant to the fund governing documents assuming a hypothetical liquidation of the investments of the fund at their estimated fair values as of reporting date. Unrealized carried interest is driven primarily by changes in fair value of the underlying investments of the fund, which may be affected by various factors, including but not limited to, the projected financial performance of the portfolio company, economic conditions and comparable transactions in the market. When the fair value of fund investments fall below return hurdles or remain constant and preferred returns on unreturned capital accumulate, this may result in a reversal of unrealized carried interest previously recognized.
Generally, carried interest is distributed upon profitable disposition of an investment if at the time of distribution, cumulative returns of the fund exceed minimum return hurdles. Depending on the final realized value of all investments at the end of the life of a fund (and, with respect to certain funds, periodically during the life of the fund), if it is determined that cumulative carried interest distributed has exceeded the final carried interest amount due (or amount due as of the calculation date), the Company is obligated to return the excess carried interest previously received. Therefore, carried interest distributed to the Company may be subject to clawback, up to the amount previously received on an after-tax basis. A liability would be established if a clawback obligation arises assuming a hypothetical liquidation of the investments of the fund at their prevailing fair values as of reporting date. However, the actual determination of a clawback, if any, and payment thereof would occur only after final disposition of investments at the end of the life of a fund, except for funds that have interim clawback provisions. The Company, through the OP, has guaranteed the clawback obligation of its subsidiaries that act as general partner or special limited partner of its respective sponsored funds, for the benefit of these funds and their limited partners.
A portion of carried interest earned by the Company is allocated to current and former employees and for certain funds, to a third party participation interest. Their share of carried interest is subject to recognition and reversal in accordance with the related carried interest income earned by the Company, and is not paid until the Company receives carried interest distributions from its funds. If the related carried interest distributions received by the Company are subject to clawback, the previously distributed carried interest to employees and a third party participation interest would be similarly subject to clawback. The Company withholds a portion of the distribution of carried interest to employees to satisfy their potential clawback obligation. The amount withheld resides in entities outside of the Company.
Carried interest is presented gross of allocation to employees and third party participation interest.
Carried Interest Distributed
In 2025, carried interest of $2.5 million was distributed, of which $1.6 million was allocated to current and former employees, recorded as carried interest compensation as well as amounts attributable to noncontrolling interests (Note 15). In 2024, there was an immaterial distribution of carried interest.
Clawback Obligation
At December 31, 2025, $25.0 million of previously distributed carried interest would be subject to clawback assuming a hypothetical liquidation of carry paying funds at their December 31, 2025 estimated fair values. However, actual clawback obligation, if any, would only be determined at the end of the life of a fund and become payable upon liquidation of the fund, unless there are interim clawback provisions. The clawback liability is included in amount due to affiliates (Note 15). Approximately $20.9 million and $1.2 million of the clawback obligation are the responsibility of current and former employees and a third party participation interest, respectively, included in amount due from affiliates (Note 15) and as an allocation to noncontrolling interests in investment entities. To satisfy employees' clawback obligation, a portion of carried interest is withheld from payment to employees at the time of distribution. The Company's share of the clawback obligation, on a net basis, was $2.9 million. At December 31, 2024, the Company did not have a liability for clawback obligation on previously distributed carried interest.
If, at December 31, 2025, all of the funds' investments are deemed to have no value, a possibility that the Company views as remote, the amount of carried interest distributed to date subject to potential clawback would be $103.5 million on an after-tax basis, of which $66.2 million would be the responsibility of current and former employees and $2.6 million the responsibility of a third party participation interest. To satisfy employees' clawback obligation, $20.6 million had been held back from employees as of December 31, 2025.
Other Equity Investments
Other equity investments include primarily venture investments and an investment in a managed account.
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
The balance of the CLO subordinated notes is summarized as follows:

	Amortized Cost without Allowance for Credit Loss	Allowance for Credit Loss	Gross Cumulative Unrealized
(in thousands)			Gains	Losses	Fair Value
December 31, 2025	$30,490	$—	$—	$—	$30,490
December 31, 2024	35,122	—	—	—	35,122
In estimating fair value of the CLO subordinated notes, classified as Level 3 of the fair value hierarchy, the Company used a benchmarking approach by looking to the implied credit spreads derived from observed prices on recent comparable CLO issuances, and also considering the current size and diversification of the CLO collateral pool, and projected return on the subordinated notes. Based upon these data points, at December 31, 2025 and December 31, 2024, the Company determined that the issued price of the subordinated notes, net of capital distributions, approximates a reasonable representation of fair value and that the CLO subordinated notes are not impaired.
Equity Investments of Consolidated Funds
The Company consolidates sponsored funds in which it has more than an insignificant equity interest in the fund as general partner (Note 14). Equity investments of consolidated funds are composed of marketable equity securities held by funds in the liquid securities strategy and a venture investment held by a single asset fund. Equity investments of consolidated funds are carried at fair value with changes in fair value recorded in other gain (loss) on the consolidated statements of operations.
Combined Financial Information of Equity Method Investees
Selected combined financial information of the Company's equity method investees, which represent the Company's sponsored investment vehicles, are as follows. Such amounts represent combined totals at the investee level and not the Company's proportionate share.
Selected Combined Balance Sheet Information
•Total assets of $54.6 billion at December 31, 2025 and $46.6 billion at December 31, 2024.
•Total liabilities of $0.8 billion at December 31, 2025 and $1.4 billion at December 31, 2024.
•Owners' equity of $53.8 billion at December 31, 2025 and $45.2 billion at December 31, 2024.

Selected Combined Statements of Operations Information
•Total revenues of $507.6 million, $225.8 million and $117.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.
•Net income of $2.9 billion, $1.7 billion and $3.0 billion for the years ended December 31, 2025, 2024 and 2023, respectively.
4. Intangible Assets
Intangible assets are composed of the following:

	December 31, 2025			December 31, 2024
(In thousands)	Carrying Amount (1)(2)	Accumulated Amortization(1)(2)	Net Carrying Amount(1)	Carrying Amount (1)(2)	Accumulated Amortization(1)(2)	Net Carrying Amount(1)
Investment management contracts	$139,682	$(117,342)	$22,340	$138,494	$(97,371)	$41,123
Investor relationships	54,497	(30,634)	23,863	53,322	(24,761)	28,561
Trade name	4,300	(2,769)	1,531	4,300	(2,337)	1,963
Other (3)	1,518	(857)	661	1,518	(705)	813
	$199,997	$(151,602)	$48,395	$197,634	$(125,174)	$72,460
__________
(1)    Presented net of impairments and write-offs, if any.
(2)    Exclude intangible assets that were fully amortized in prior years.
(3)    Represents primarily the value of an acquired domain name.
Amortization expense for finite-lived intangible assets totaled $25.6 million, $31.0 million and $34.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. There was no impairment of identifiable intangible assets in the periods presented.
Future Amortization of Intangible Assets
The following table presents the expected future amortization of finite-lived intangible assets:

	Year Ending December 31,
(In thousands)	2026	2027	2028	2029	2030	2031 and thereafter	Total
Amortization expense	$17,836	$12,064	$7,969	$3,156	$1,493	$5,877	$48,395

5. Restricted Cash, Other Assets and Other Liabilities
Restricted Cash
Restricted cash represents primarily cash reserves that are maintained pursuant to the governing documents of the corporate securitized debt.
Other Assets
The following table summarizes the Company's other assets.

(In thousands)	December 31, 2025	December 31, 2024
Prepaid taxes and deferred tax assets, net	$3,936	$3,447
Operating lease right-of-use asset for corporate offices	21,237	28,901
Accounts receivable, net (1)	96,470	3,003
Prepaid expenses	6,758	4,070
Other assets	1,197	2,202
Fixed assets, net (2)	6,988	9,712
Assets of discontinued operations	193	445
	136,779	51,780
Other assets of consolidated funds	2,135	724
Total other assets	$138,914	$52,504
__________
(1)    Amount at December 31, 2025 included $90.1 million of consideration due from fund investors who assumed interests in the Company's sponsored funds previously held by the Company, with such amounts fully received in January 2026.
(2)    Net of accumulated depreciation of $10.2 million at December 31, 2025 and $10.0 million at December 31, 2024.
Other Liabilities
The following table summarizes the Company's other liabilities:

(In thousands)	December 31, 2025	December 31, 2024
Deferred investment management fees (Note 11) (1)	$26,882	$9,306
Interest payable on corporate debt	98	164
Common and preferred stock dividends payable	16,545	16,524
Current and deferred income tax liability	5,377	5,798
Accrued compensation	69,475	54,644
Accrued incentive fee and carried interest compensation	358,506	497,288
Operating lease liability for corporate offices	32,162	43,351
Accounts payable and accrued expenses	43,888	26,213
Due to affiliates (Note 15)	26,112	1,675
Other liabilities	3,084	12,796
Liabilities of discontinued operations	—	259
	582,129	668,018
Other liabilities of consolidated funds
Securities sold short	74,287	47,930
Due to custodians	13,483	9,121
Other liabilities	256	697
Total other liabilities	$670,155	$725,766
__________
(1)    Deferred investment management fees are expected to be recognized as fee revenue over a weighted average period of 4.3 years and 3.2 years as of December 31, 2025 and December 31, 2024. Deferred investment management fees recognized as income of $4.7 million in 2025 and $3.8 million in 2024 pertain to the deferred management fee balance at the beginning of each respective year.

6. Debt
The Company's corporate debt is composed of a securitized financing facility and, prior to their full exchange or redemption in 2024, senior notes issued by the OP that are recourse to the Company, as discussed further below.

	December 31, 2025			December 31, 2024
(In thousands)	Principal	Deferred Financing Cost	Amortized Cost	Principal	Deferred Financing Cost	Amortized Cost
Securitized financing facility	$300,000	$(1,196)	$298,804	$300,000	$(3,638)	$296,362
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
The following table summarizes certain key terms of the securitized financing facility:

($ in thousands)	Outstanding Principal	Interest Rate (Per Annum)(1)	Anticipated Repayment Date ("ARD")(2)	Years Remaining to ARD(2)
Class A-2 Notes	$300,000	3.93%	September 2026	0.7
Variable Funding Notes	—	Adjusted 1-month Term SOFR + 3%	September 2026	NA
__________
(1)    Adjusted 1-month Term Secured Overnight Financing Rate ("SOFR") is the equivalent of 1-month Term SOFR plus 0.11448%. Unused capacity under the VFN facility is subject to a commitment fee of 0.5% per annum.
(2)    The final maturity date of the Class A-2 Notes is in September 2051. The ARD of the VFN reflects its final one year extension exercised in July 2025.
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

7. Stockholders' Equity
The table below summarizes the share activities of the Company's preferred stock and common stock.

	Number of Shares
(In thousands)	Preferred Stock	Class A Common Stock	Class B Common Stock
Shares outstanding at December 31, 2022	33,111	159,763	166
Stock repurchases	(235)	—	—
Shares issued upon redemption of OP Units	—	253	—
Equity awards issued, net of forfeitures	—	4,835	—
Shares canceled for tax withholding on vested equity awards	—	(1,642)	—
Shares outstanding at December 31, 2023	32,876	163,209	166
Exchange of notes for class A common stock	—	8,245	—
Shares issued upon redemption of OP units	—	452	—
Settlement of Wafra contingent consideration (1)	—	1,020	—
Conversion of class B to class A common stock	—	16	(16)
Equity awards issued, net of forfeitures	—	1,772	—
Shares canceled for tax withholding on vested equity awards	—	(512)	—
Shares outstanding at December 31, 2024	32,876	174,202	150
Shares issued upon redemption of OP units	—	6,128	—
Conversion of class B to class A common stock	—	150	(150)
Equity awards issued, net of forfeitures	—	2,815	—
Shares canceled for tax withholding on vested equity awards	—	(652)	—
Shares outstanding at December 31, 2025	32,876	182,643	—
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
The table below summarizes the preferred stock issued and outstanding at December 31, 2025:

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
Previously, class B common stock had the same rights and privileges, and ranked equally, shared ratably in dividends and distributions, and was identical in all respects as to all matters as class A common stock, except that class B common stock had thirty-six and one-half votes per share while class A common stock has one vote per share. This had given the holders of class B common stock a right to vote that reflected the aggregate outstanding non-voting economic interest in the Company (in the form of OP units) attributed to class B common stock holders and therefore, did not provide any disproportionate voting rights. Class B common stock had been previously issued as consideration in the Company's acquisition in April 2015 of the investment management business and operations of its former manager, which was then controlled by the Company's former Executive Chairman.
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
In 2023, the Company repurchased 235,223 shares in aggregate across Series H, I and J preferred stock for approximately $4.7 million, or a weighted average price of $20.18 per share, pursuant to a $200 million stock repurchase program that expired in June 2023.
The excess or deficit of the repurchase price over the carrying value of the preferred stock results in a decrease or increase to net income attributable to common stockholders, respectively.
Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in each component of AOCI attributable to stockholders, net of immaterial tax effect.
Changes in Components of AOCI—Stockholders

(In thousands)	Foreign Currency Translation Gain (Loss)	Company's Share in AOCI of Equity Method Investments	Total
AOCI at December 31, 2022	$(1,214)	$(295)	$(1,509)
Other comprehensive income (loss) before reclassifications	2,906	(1)	2,905
Amounts reclassified from AOCI (1)	(1,246)	296	(950)
Deconsolidation of investment entities (Note 2)	965	—	965
AOCI at December 31, 2023	$1,411	$—	$1,411
Other comprehensive income (loss) before reclassifications	(889)	—	(889)
Amounts reclassified from AOCI (1)	(17)	—	(17)
AOCI at December 31, 2024	$505	$—	$505
Other comprehensive income (loss)	5,111	—	5,111
AOCI at December 31, 2025	$5,616	$—	$5,616
__________
(1)    Represent primarily the release of foreign currency cumulative translation adjustments which are included in other gain (loss) in continuing and discontinued operations on the consolidated statements of operations, as applicable, except for 2023 amounts related to equity method investments, which are included in equity method losses in discontinued operations.

The following table presents the change in a component of AOCI attributable to noncontrolling interests in investment entities for 2023. There was no activity in 2025 and 2024.
AOCI attributable to noncontrolling interests in Operating Company was immaterial.
Changes in Components of AOCI—Noncontrolling Interests in Investment Entities

(In thousands)	Foreign Currency Translation Gain (Loss)
AOCI at December 31, 2022	$(3,015)
Other comprehensive income (loss) before reclassifications	884
Amounts reclassified from AOCI (1)	(468)
Deconsolidation of investment entities (Note 2)	2,550
AOCI at December 31, 2023	$(49)
__________
(1)    Represent the release of foreign currency cumulative translation adjustments which are included in other gain (loss) in continuing and discontinued operations on the consolidated statements of operations.
8. Noncontrolling Interests
Redeemable Noncontrolling Interests
The following table presents the activities in redeemable noncontrolling interests in open-end funds in the liquid securities strategy consolidated by the Company.

	Year Ended December 31,
(In thousands)	2025	2024	2023
Redeemable noncontrolling interests
Beginning balance	$24,356	$17,862	$100,574
Contributions	6,800	4,400	300
Distributions paid and payable, including redemptions	(1,374)	(364)	(89,515)
Net income (loss)	3,444	2,458	6,503
Ending balance	$33,226	$24,356	$17,862
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
Redemption of OP units—The Company redeemed OP units totaling 6,128,311 in 2025 and 452,418 in 2024 through issuance of an equal number of shares of class A common stock on a one-for-one basis.

9. Fair Value
Recurring Fair Values
Financial assets and financial liabilities carried at fair value on a recurring basis include financial instruments for which the fair value option was elected. Fair value is categorized into a three tier hierarchy that is prioritized based upon the level of transparency in inputs used in the valuation techniques.

	Fair Value Measurement Hierarchy
(In thousands)	Level 1	Level 2	Level 3	Total
December 31, 2025
Assets
Investments (Note 3)
Other equity investments—Marketable equity securities	$401	$—	$—	$401
CLO subordinated notes	—	—	30,490	30,490
Equity investments of consolidated funds	115,102	—	121,239	236,341
Fair Value Option:
Equity method investment	—	—	144,037	144,037
Liabilities
Other liabilities
InfraBridge contingent consideration	—	—	2,500	2,500
DBRG stock warrants	—	—	400	400
Securities of consolidated fund sold short	74,287	—	—	74,287
December 31, 2024
Assets
Investments (Note 3)
Other equity investments—Marketable equity securities	$242	$—	$—	$242
CLO subordinated notes	—	—	35,122	35,122
Equity investments of consolidated funds	83,269	—	63,154	146,423
Fair Value Option:
Equity method investment	—	—	137,154	137,154
Liabilities
Other liabilities
InfraBridge contingent consideration	—	—	6,100	6,100
DBRG stock warrants	—	—	700	700
Securities of consolidated fund sold short	47,930	—	—	47,930
Equity Investments of Consolidated Funds
Equity investments of consolidated funds include marketable equity securities held by our liquid strategy funds and a venture investment held by a single asset fund. The marketable equity securities comprise publicly listed stocks in U.S. and Europe, primarily in the digital infrastructure, real estate, technology, media and telecommunications sectors, valued based upon listed prices in active markets, classified as Level 1. The venture investment, classified as level 3, was valued using a recent transacted price at December 31, 2025 and a market approach that considers revenue multiples of other comparable companies at December 31, 2024.
Fair Value Option
Equity Method Investments
The Company has elected to account for a co-investment in a portfolio company as an equity method investment under the fair value option. Fair value was determined using a discounted cash flow model based upon the portfolio company's projected earnings, discounting unlevered cash flows at an 8.2% weighted average cost of capital at December 31, 2025, and levered cash flows at a cost of equity of 11.0% at December 31, 2024. The fair value is classified as Level 3 of the fair value hierarchy and changes in fair value are recorded in principal investment income.
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
At December 31, 2025, the two liability-classified warrants were carried at fair value, classified as Level 3, measured using a Black-Scholes option pricing model by applying the following inputs: (a) estimated volatility for DBRG's class A common stock of 30.0% (34.7% at December 31, 2024); (b) closing stock price of DBRG's class A common stock on the last trading day of the quarter; (c) the strike price for each warrant; (d) remaining term to expiration of the warrants; and (e) risk free rate of 3.58% per annum (4.21% per annum at December 31, 2024), derived from the daily U.S. Treasury yield curve rates to correspond to the remaining term to expiration of the warrants.
Contingent Consideration—InfraBridge
In connection with the Company's acquisition of InfraBridge in February 2023, contingent consideration may become payable by the Company if prescribed fundraising targets are met for follow-on InfraBridge flagship funds and co-investments. The contingent consideration was measured at December 31, 2025 and December 31, 2024 by applying a probability-weighted approach to the likelihood of meeting various fundraising targets and discounting the estimated future contingent consideration payment at 6.6% and 7.3%, respectively, to derive a present value amount, classified as Level 3 of the fair value hierarchy.

Changes in Level 3 Fair Value
The following table presents changes in recurring Level 3 fair value assets held for investment. Realized and unrealized gains (losses) are included in other gain (loss).

	Level 3 Assets		Level 3 Liabilities
	Fair Value Option - Equity Method Investments	Equity Investments of Consolidated Funds	DBRG Stock Warrants	Contingent Consideration—InfraBridge	Contingent Consideration—Consolidated Fund
(In thousands)
Fair value at December 31, 2023	$6,700	$416,614	$(39,200)	$(11,338)	$—
Election of fair value option	130,320	—	—	—	—
Unrealized gain (loss) in earnings, net	134	40,154	5,500	5,238	—
Reclassification to equity	—	—	33,000	—	—
Deconsolidation of sponsored funds	—	(393,614)	—	—	—
Fair value at December 31, 2024	$137,154	$63,154	$(700)	$(6,100)	$—

Net unrealized gain (loss) in earnings on instruments held at December 31, 2024	$134	$40,154	$8,400	$5,238	$—

Fair value at December 31, 2024	$137,154	$63,154	$(700)	$(6,100)	$—
Contributions	—	40,683	—	—	—
Consolidation of sponsored fund	—	115,539	—	—	(11,186)
Change in consolidated fund's share of interest in portfolio company (1)	—	8,779	—	—	(2,996)
Change in fair value of contingent consideration of consolidated fund (2)	—	619	—	—	(619)
Realized and unrealized gain (loss) in earnings, net	6,883	50,541	300	3,600	—
Disposition	—	(9,790)	—	—	—
Deconsolidation of sponsored funds	—	(148,286)	—	—	14,801
Fair value at December 31, 2025	$144,037	$121,239	$(400)	$(2,500)	$—

Net unrealized gain (loss) in earnings on instruments held at December 31, 2025	$6,883	$43,763	$300	$3,600	$—
__________
(1)    Represents additional allocation to consolidated fund following further syndication of interest in portfolio company from a non-consolidated fund to the consolidated fund. Fund was deconsolidated in the fourth quarter of 2025.
(2) Represents contingent consideration of a single-asset fund which was consolidated in the third quarter of 2025 and deconsolidated in the fourth quarter of 2025. Changes in fair value of the contingent consideration was reflected as an equivalent change in the cost of the fund's corresponding investment, with no effect to earnings.
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
An equity investment accounted for under the measurement alternative was carried at its estimated fair value of $3.7 million at December 31, 2025 based upon a recent transaction price. Two equity investments accounted for under he measurement alternative were carried at an aggregate estimated fair value of $15.0 million at December 31, 2024 based upon pricing from a recent funding, and applying a probability-weighted approach to different recovery outcomes. These represent level 3 fair values.
Fair Value of Financial Instruments Reported at Cost

The Company's debt obligation, specifically its secured fund fee revenue notes had fair values of $294.8 million at December 31, 2025 and $285.8 million at December 31, 2024, estimated based upon indicative quotes.
The carrying values of cash and cash equivalents, accounts receivable, due from and to affiliates, interest payable and accounts payable generally approximate fair value due to their short term nature, and credit risk, if any, is negligible.
10. Earnings per Share
The following table presents the basic and diluted earnings per common share computations.

	Year Ended December 31,
(In thousands, except per share data)	2025	2024	2023
Net income (loss) allocated to common stockholders
Income (Loss) from continuing operations attributable to DigitalBridge Group, Inc.	$145,978	$89,214	$241,279
Preferred stock repurchases/redemptions (Note 7)	—	—	927
Preferred dividends	(58,641)	(58,641)	(58,656)
Income (Loss) allocated to participating securities	(1,846)	(221)	(2,179)
Income (Loss) from continuing operations attributable to common stockholders	85,491	30,352	181,371
Income (Loss) from discontinued operations attributable to common stockholders	(4,104)	(18,692)	(55,999)
Net income (loss) attributable to common stockholders—basic	81,387	11,660	125,372
Interest expense attributable to exchangeable notes (Note 6)	—	—	5,050
Net income (loss) allocated to common stockholders—basic and diluted	$81,387	$11,660	$130,422
Weighted average common shares outstanding
Weighted average number of common shares outstanding—basic	175,456	168,437	159,868
Weighted average effect of dilutive shares (1)(2)(3)	277	381	9,852
Weighted average number of common shares outstanding—diluted	175,733	168,818	169,720
Income (Loss) per share—basic
Income (Loss) from continuing operations	$0.48	$0.18	$1.13
Income (Loss) from discontinued operations	(0.02)	(0.11)	(0.35)
Net income (loss) attributable to common stockholders per common share—basic	$0.46	$0.07	$0.78
Income (Loss) per share—diluted
Income (Loss) from continuing operations	$0.48	$0.18	$1.10
Income (Loss) from discontinued operations	(0.02)	(0.11)	(0.33)
Net income (loss) attributable to common stockholders per common share—diluted	$0.46	$0.07	$0.77
__________
(1)    The calculation of diluted earnings per share includes the weighted average effect of class A common shares and share equivalents issuable in relation to the following dilutive securities: (i) performance stock units (Note 12) of 140,500, 130,415 and 118,484 in 2025. 2024 and 2023, respectively; (ii) DBRG stock warrants that were in-the-money (Note 9) of 136,408 in 2025; (iii) Wafra contingent consideration that was settled in March 2024 (Note 7) of 250,920 in 2024 and 1,209,536 in 2023; and (iv) senior notes that are no longer outstanding effective April 2024 (Note 6) of $5.0 million of interest expense and 8,524,130 shares in 2023.
(2)    The calculation of diluted earnings per share excludes the effects of the following as their inclusion would be antidilutive: (i) DBRG stock warrants that were in-the-money (Note 9) of 752,100 in 2024 and 667,400 in 2023; and (ii) senior notes that are no longer outstanding effective April 2024 (Note 6) of $0.4 million and $3.1 million of interest expense and 2,310,200 and 912,900 shares in 2024 and 2023, respectively.
(3)    OP units may be redeemed for registered or unregistered class A common stock of the Company on a one-for-one basis and are not dilutive. At December 31, 2025 , 2024 and 2023, 5,795,060, 11,923,400 and 12,375,800 of OP units, respectively, were not included in the computation of diluted earnings per share in the respective periods presented.

11. Fee Revenue
The following table presents the Company's fee revenue by type.

	Year Ended December 31,
(In thousands)	2025	2024	2023
Management fees	$360,564	$311,210	$258,288
Incentive fees	13,113	16,548	3,229
Other fees	770	1,935	2,600
Total fee revenue	$374,447	$329,693	$264,117
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
Revenue Concentration
Revenue concentration is defined as a single fund or investment vehicle that generates 10% or more of the Company's total management fees. Three funds met the concentration criteria, aggregating to 64.0% of total management fees in 2025.
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

LTIP units issued have both a service condition and a market condition based upon the Company's class A common stock achieving a target price over a predetermined measurement period, subject to continuous employment to the time of vesting, and valued using a Monte Carlo simulation. No LTIP awards were issued in all periods presented.
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
Equity-based compensation cost in continuing operations is presented on the consolidated statement of operations, as follows.

	Year Ended December 31,
(In thousands)	2025	2024	2023
Compensation expense	$34,764	$35,676	$55,597
Administrative expense	538	—	228
	$35,302	$35,676	$55,825
Changes in unvested equity awards are summarized below.

							Weighted Average Grant Date Fair Value
	Restricted Stock	LTIP units (1)	DSUs	RSUs (2)	PSUs (3)	Total	PSUs	All Other Awards
Unvested shares and units at December 31, 2024	3,199,827	125,000	30,819	13,305	631,257	4,000,208	$16.29	$15.68
Granted	2,876,739	—	46,577	832,574	485,902	4,241,792	9.32	9.90
Vested	(1,946,354)	—	(31,502)	(4,435)	—	(1,982,291)	—	15.33
Forfeited	(84,630)	—	—	(181,452)	(185,675)	(451,757)	27.36	11.52
Unvested shares and units at December 31, 2025	4,045,582	125,000	45,894	659,992	931,484	5,807,952	10.45	11.60
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
Fair value of equity awards that vested, determined based upon their respective fair values at vesting date, totaled $20.0 million, $23.6 million and $50.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.
At December 31, 2025, aggregate unrecognized compensation cost for all unvested equity awards was $28.8 million, which is expected to be recognized over a weighted average period of 1.7 years.
13. Income Taxes
New U.S. Tax Legislation
On July 4, 2025, the legislation formally titled “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” (“the Act”), commonly referred to as the One Big Beautiful Bill Act, was enacted into law. The centerpiece of the bill is the extension of expiring and in some cases, expired provisions of the 2017 Tax Cuts and Jobs Act.

The provisions of this Act could affect the Company's effective tax rate, current tax payable and measurement of the Company's deferred tax assets and liabilities, including its assessment of realizability. Where applicable, the income tax effect of the Act was recognized in 2025, for which the effect was immaterial. The Company continues to evaluate the effects of this new legislation on its consolidated financial statements, noting that interpretation of the various provisions of this Act and their application thereof may change as new information becomes available.
Income Tax Benefit (Expense)
The components of current and deferred tax benefit (expense) are as follows.

	Year Ended December 31,
(In thousands)	2025	2024	2023
Income tax benefit (expense) on continuing operations
Current
Federal	$(2,735)	$(107)	$167
State and local	(2,276)	946	1,058
Foreign	(1,801)	(6,978)	(1,252)
Total current tax benefit (expense)	(6,812)	(6,139)	(27)
Deferred
Federal	(7)	—	(1,004)
State and local	(2)	—	124
Foreign	1,113	3,195	901
Total deferred tax benefit (expense)	1,104	3,195	21
Income tax benefit (expense) on continuing operations	$(5,708)	$(2,944)	$(6)
The Company has no income tax benefits recognized for uncertain tax positions as of and during all periods presented.
Income Tax Payments
Income taxes paid in 2025, net of refunds, is presented by jurisdiction below.

Year Ended
(In thousands)	December 31, 2025
United States
Federal	$2,921
State and local	1,771
United Kingdom	1,893
Other	114
Income taxes paid (refunded)	$6,699

Deferred Income Tax Assets and Liabilities
Deferred tax assets and deferred tax liabilities are presented within other assets, and other liabilities, respectively.
The components of deferred tax assets and deferred tax liabilities are as follows.

(In thousands)	December 31, 2025	December 31, 2024
Deferred tax assets
Capital losses (1)	$324,389	$312,852
Net operating losses (2)	127,150	141,094
Investment in partnerships	—	83,123
Equity-based compensation	8,658	10,872
Intangible assets	3,893	1,495
Deferred income	3,916	2,013
Deferred interest expense	3,170	10,663
Lease liability—corporate offices	5,363	12,763
Other	14,101	9,964
Gross deferred tax assets	490,640	584,839
Valuation allowance	(432,050)	(559,556)
Deferred tax assets, net of valuation allowance	58,590	25,283
Deferred tax liabilities
Investment in partnerships	(37,470)	—
Intangible assets	(19,392)	(17,639)
ROU lease asset—corporate offices	(3,298)	(9,692)
Other	(2,408)	(2,712)
Gross deferred tax liabilities	(62,568)	(30,043)
Net deferred tax asset (liabilities)	$(3,978)	$(4,760)
__________
(1)    At December 31, 2025 and 2024, deferred tax asset was recognized on capital losses in the U.S. of $1.27 billion and $1.34 billion, respectively, which expire between 2025 and 2028, with full valuation allowance established in both years.
(2)     At December 31, 2025 and 2024, deferred tax asset was recognized on NOL totaling $500.2 million and $565.2 million, respectively. The NOL is predominantly attributable to U.S. federal losses incurred after December 31, 2017 that can be carried forward indefinitely, and for which full valuation allowance has been established in both years.
Valuation Allowance
Changes in the deferred tax asset valuation allowance are presented below:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Beginning balance	$559,556	$664,397	$679,057
Addition	—	1,571	19,483
Utilization and/or reversal	(127,506)	(106,412)	(34,143)
Ending balance	432,050	$559,556	$664,397
Deferred Income Taxes
A full valuation allowance has been maintained in all periods presented as the more-likely-than-not threshold continues to not be met in assessing realizability of deferred tax assets of the Company's domestic entities. In future periods, if the realizability of all or some portion of these deferred tax assets becomes more likely than not, the associated valuation allowance would be reversed as a deferred tax benefit.
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
The following tables present reconciliations of the statutory U.S. income tax to the Company's effective income tax attributable to continuing operations for 2025, 2024 and 2023.

	Year Ended December 31, 2025
(In thousands)	Amount	Percentage
Income (Loss) from continuing operations before income taxes
United States	$(18,237)
Foreign	1,203
	(17,034)
Federal income tax benefit (expense) at statutory tax rate (21%)	3,577	(21)%
State and local income taxes, net of federal income tax benefit	(2,323)	14%
Foreign statutory tax rate differential	(282)	2%
Effect of cross-border tax laws - global intangible low-taxed income	(390)	2%
Nontaxable or nondeductible items
Noncontrolling interests	(35,448)	208%
Equity-based compensation	(2,163)	13%
Other	1,445	(8)%
Other adjustments
Separately taxable subsidiaries of OP	(20,202)	119%
Equity-based compensation	(4,129)	24%
Investment in partnerships	(76,570)	450%
Other	(2,057)	12%
Valuation allowance	132,834	(780)%
Income tax benefit (expense) on continuing operations	$(5,708)	34%

	Year Ended December 31,
(In thousands)	2024	2023
Income (Loss) from continuing operations before income taxes	$168,815	$365,629
Federal income tax benefit (expense) at statutory tax rate (21%)	(35,451)	(76,782)
State and local income taxes, net of federal income tax benefit	(61,053)	12,714
Foreign income tax differential	(226)	36
Noncontrolling interests	16,070	(27,699)
Separately taxable subsidiaries of OP	(2,361)	15,213
Equity-based compensation	(3,861)	682
Valuation allowance	84,562	76,087
Other, net	(624)	(257)
Income tax benefit (expense) on continuing operations	$(2,944)	$(6)
Tax Examinations
The Company is no longer subject to new income tax examinations by U.S. and UK tax authorities for years prior to 2022 and 2021, respectively.
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
Consolidated Company-Sponsored Funds—The Company currently consolidates sponsored funds in which it has more than an insignificant equity interest in the fund as general partner. As a result, the Company is considered to be acting in the capacity of a principal of the sponsored fund and is therefore the primary beneficiary of the fund. The Company’s exposure is limited to its capital account balance in the consolidated funds of $104.6 million at December 31, 2025 and $79.3 million at December 31, 2024. The liabilities of the consolidated funds may only be settled using assets of the consolidated funds, and the Company, as general partner, is not obligated to provide any financial support to the consolidated funds. The Company does not have unfunded commitments to consolidated funds.
The following table presents the assets and liabilities of the consolidated funds:

(In thousands)	December 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$87,119	$62,630
Investments (Note 3)	236,340	146,423
Other assets	2,135	724
	$325,594	$209,777
Liabilities
Other liabilities
Securities sold short	74,287	47,930
Due to custodian	13,483	9,121
Other	256	697
	$88,026	$57,748

Unconsolidated Company-Sponsored Funds—The Company does not consolidate its sponsored funds where it has insignificant equity interests in these funds as general partner. As such interests absorb insignificant variability from the fund, the Company is considered to be acting in the capacity of an agent of the fund and is therefore not the primary beneficiary of these funds. The Company accounts for its equity interests in unconsolidated funds under the equity method. The Company's maximum exposure to loss is limited to: (i) the outstanding balance of its investment in the unconsolidated funds and any potential carried interest clawback obligations (Note 3) totaling $2.0 billion at December 31, 2025 and $2.1 billion at December 31, 2024; and (ii) receivables from its unconsolidated funds for fee revenue and reimbursable or recoverable costs, as discussed in Note 15. At December 31, 2025, the Company's unfunded commitments to its unconsolidated funds as general partner and general partner affiliate totaled $194.3 million (including commitments attributed to the ownership by employees and former employees in the general partner entities). Generally, the timing for funding of these commitments is not known and the commitments are callable on demand at any time prior to their respective expirations.
15. Transactions with Affiliates
Affiliates include (i) investment vehicles that the Company sponsors and/or manages, the majority of which the Company has an equity interest in; (ii) portfolio companies of sponsored funds; and (iii) directors and employees of the Company.
Amounts due from and due to affiliates consist of the following:

(In thousands)	December 31, 2025	December 31, 2024
Due from Affiliates
Investment vehicles and portfolio companies
Fee revenue	$73,334	$103,402
Cost reimbursements and recoverable expenses	16,855	19,111
Carried interest clawback receivable (Note 3)	13,173	—
Employees	1,016	1,673
	$104,378	$124,186
Due to Affiliates (Note 5)
Carried interest clawback liability (Note 3)	24,980	—
Other affiliates	1,132	1,675
	$26,112	$1,675
Significant transactions with affiliates include the following:
Fee Revenue—Fee revenue earned from investment vehicles that the Company manages and/or sponsors, the majority of which the Company has an equity interest in, are presented in Note 11. Substantially all fee revenue is from affiliates.
Cost Reimbursements and Recoverable Expenses—The Company receives reimbursements and recovers certain costs paid on behalf of investment vehicles sponsored by the Company, which include: (i) organization and offering costs related to formation and capital raising of the investment vehicles up to specified thresholds; (ii) third party professional fees incurred in performing investment due diligence; and (iii) direct and indirect operating costs for managing the operations of certain investment vehicles and their portfolio companies.
To the extent the Company determines it acts in the capacity of principal in the incurrence of such costs, the reimbursements are included in other income, which totaled $9.0 million, $11.9 million and $10.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. To the extent the Company determines that it acts in the capacity of an agent, the costs incurred and related reimbursements are presented on a net basis in the consolidated statements of operations.
Investments or Commitments Transferred—The Company may acquire investments on behalf of prospective sponsored investment vehicles or subscribe to commitments in its sponsored funds on behalf of prospective investors. The investments or commitments are transferred to the investment vehicle or prospective investor when sufficient third party capital, including debt, is raised. The Company may be paid a fee by the investment vehicle or investor, akin to an interest charge, typically calculated as a percentage of the acquisition price of the investment or the commitment amount funded, to compensate the Company for its holding cost. The terms of such arrangements may differ for each sponsored investment vehicle and by investment or investor.

During 2025, the Company subscribed for $209.7 million of commitments in its sponsored funds, for which $111.1 million was funded. These commitments were subsequently assumed by fund investors in 2025, with amounts funded fully recovered plus $2.6 million of ticking fee or interest due to the Company.
Digital Bridge Holdings —Marc Ganzi, Chief Executive Officer of the Company, and Ben Jenkins, President and Chief Investment Officer of the Company, were former owners of Digital Bridge Holdings, LLC ("DBH") prior to its merger into the Company in July 2019. Messrs. Ganzi and Jenkins had retained their equity investments and general partner interests in the portfolio companies of DBH.
With respect to investment vehicles sponsored by the Company for which Messrs. Ganzi and Jenkins are invested in their capacity as former owners of DBH, and not in their capacity as employees of the Company, any carried interest entitlement attributed to such investments by Messrs. Ganzi and Jenkins as general partner are not subject to continuing vesting provisions and do not represent compensatory arrangements to the Company. Such carried interest allocation to Messrs. Ganzi and Jenkins that are unrealized or distributed but unpaid are included in noncontrolling interests on the balance sheet in the amount of $18.0 million at December 31, 2025 and $121.1 million at December 31, 2024. Net carried interest reversal was recorded as net loss attributable to noncontrolling interests totaling $103.1 million for the year ended December 31, 2025 and net carried interest allocation was recorded as net income attributable to noncontrolling interests totaling $8.9 million and $42.5 million for the years ended December 31, 2024 and 2023, respectively. At December 31, 2025, a portion of carried interest previously distributed to Messrs. Ganzi and Jenkins in their capacity as former owners of DBH would be subject to clawback totaling $6.6 million assuming a hypothetical liquidation of the associated funds at their December 31, 2025 estimated fair values (Note 3), for which Messrs. Ganzi and Jenkins would be personally responsible.
Prior to the Company’s acquisition of DBH, Messrs. Ganzi and Jenkins had made personal investments in Vantage Data Centers ("Vantage"), a portfolio company of DBH. Vantage SDC, which the Company has an investment in, is a carve out of the stabilized data center portfolio of Vantage's North American business. Additional investments made by the Company in Vantage SDC subsequent to its initial acquisition may trigger future carried interest payments to Messrs. Ganzi and Jenkins in connection with their personal investments in Vantage. Such investments made by the Company in Vantage SDC include ongoing payments for the build-out of expansion capacity, including lease-up of the expanded capacity and existing inventory.
Investment in Managed Investment Vehicles—Subject to the Company's related party policies and procedures, certain employees (who may thereafter become former employees) may invest on a discretionary basis in investment vehicles sponsored by the Company, either directly in the vehicle or indirectly through the Company's general partner entities. These investments are not subject to management fees or carried interest, but otherwise bear their proportionate share of other operating expenses of the investment vehicles. Such investments, to the extent they pertain to consolidated investment vehicles and general partner entities, are presented on the consolidated balance sheet within redeemable noncontrolling interests and noncontrolling interests in investment entities and totaled $62.0 million at December 31, 2025 and $58.0 million at December 31, 2024. Their proportionate share of net income (loss) from these investments totaled $4.6 million, $7.6 million and $4.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. Such amounts are reflected in net income (loss) attributable to noncontrolling interests on the consolidated statement of operations and exclude their share of carried interest allocation, which is reflected in incentive fee and carried interest compensation expense.
Private Aircraft—Pursuant to Mr. Ganzi’s employment agreement, the Company has agreed to reimburse Mr. Ganzi for the variable costs of business travel on a chartered or private jet (including any aircraft that Mr. Ganzi may partially or fully own), provided that the Company will not reimburse the allocable share (based on the total number of passengers) of such variable costs for any passenger who is not traveling on Company business. The Company has also agreed to reimburse Mr. Ganzi for the cost of up to 100 hours of personal travel, which is treated as a compensatory arrangement. Additionally, the Company has agreed to reimburse Mr. Ganzi for a proportional share of the fixed cash costs of any aircraft partially or fully owned by Mr. Ganzi. The fixed cost reimbursements will be made based on an allocable portion of annual fixed cash operating costs of the aircraft, based on the total number of hours the aircraft is used for Company business and personal hours claimed (up to 100 hours annually) divided by the total hours flown. Expenses incurred on behalf of Mr. Ganzi and expenses reimbursed or are reimbursable to Mr. Ganzi associated with the use of private aircraft (including both aircraft owned by Mr. Ganzi and third party chartered flights) totaled $4.7 million, $8.0 million and $5.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

	Year Ended December 31,
	2025	2024	2023
Revenues
Fee revenue	$374,447	$329,693	$264,117
Carried interest allocation	(376,174)	218,250	363,075
Principal investment income	73,119	30,023	145,448
Other income	22,567	29,062	48,743
Total revenues	93,959	607,028	821,383
Expenses
Compensation expense—cash and equity-based	190,450	181,821	206,892
Compensation expense—incentive fee and carried interest allocation	(137,092)	144,650	186,030
Administrative and other expenses	64,247	114,985	86,937
Interest expense	17,622	16,438	24,540
Transaction-related costs	20,770	5,265	10,823
Depreciation and amortization	29,454	33,706	36,651
Total expenses	185,451	496,865	551,873
Other income (loss)
Other gain (loss), net	74,458	58,652	96,119
Income (loss) from continuing operations before income taxes	(17,034)	168,815	365,629
Income tax benefit (expense)	(5,708)	(2,944)	(6)
Income (loss) from continuing operations	(22,742)	165,871	365,623
Income (loss) from continuing operations attributable to noncontrolling interests:
Redeemable noncontrolling interests	3,444	2,458	6,503
Investment entities	(175,564)	72,144	104,364
Operating Company	3,400	2,055	13,477
Income (loss) from continuing operations attributable to DigitalBridge Group, Inc.	$145,978	$89,214	$241,279
Preferred stock dividends	58,641	58,641	58,656
Preferred stock repurchases	—	—	(927)
Income (loss) from continuing operations attributable to common stockholders	$87,337	$30,573	$183,550

Reconciliation of segment earnings measure to consolidated statement of operations:
Income (loss) from continuing operations attributable to common stockholders	$87,337	$30,573	$183,550
Income (loss) from discontinued operations attributable to common stockholders	(4,104)	(18,692)	(55,999)
Net income (loss) attributable to common stockholders	$83,233	$11,881	$127,551

Geography
Geographic information about the Company's total revenues from continuing operations and long-lived assets, excluding assets of discontinued operations, are as follows. Geography is generally presented as the location in which income generating services are substantially performed.

	Year Ended December 31,
(In thousands)	2025	2024	2023
Total revenues by geography:
United States	$40,926	$537,665	$754,628
Europe (1)	42,341	57,383	56,280
Other	1,644	94	75
Total (2)	$84,911	$595,142	$810,983

(In thousands)	December 31, 2025	December 31, 2024
Long-lived assets by geography:
United States	$16,319	$17,514
Europe	10,878	18,547
Other	1,028	2,551
Total (3)	$28,225	$38,612
__________
(1)    Revenues generated in Europe are predominantly U.S. dollar denominated.
(2)    Total revenues excludes cost reimbursement income from affiliates (Note 15) that is included within other income, and income from discontinued operations.
(3)    Long-lived assets include lease right-of-use assets and fixed assets, and exclude financial instruments, goodwill, intangible assets and assets of discontinued operations.
17. Commitments and Contingencies
Litigation
The Company may be involved in litigation and other proceedings that arise in the ordinary course of business. As of December 31, 2025, the Company is not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.
Leases
As lessee, the Company's leasing arrangements are generally limited to operating leases for its corporate offices.
The weighted average remaining lease term based upon outstanding lease liability balances at December 31, 2025 was 4.7 years for operating leases on corporate offices.
The following table summarizes total lease cost for operating leases on corporate offices, which are included in administrative expense.

	December 31,
(In thousands)	2025	2024	2023
Fixed lease expense	$7,557	$9,028	$8,678
Variable lease expense	1,838	2,172	1,713
Total operating lease cost	$9,395	$11,200	$10,391
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

The table below presents the Company's future lease commitments for operating leases on corporate offices at December 31, 2025, determined using a weighted average discount rate of 6.0%.

Year Ending December 31,	(In thousands)
2026	$9,861
2027	9,259
2028	6,733
2029	2,997
2030	2,984
2031 and thereafter	5,543
Total lease payments	37,377
Present value discount	(5,215)
Operating lease liability on corporate offices	$32,162
The Company has sub-leased a portion of certain of its existing office space over the remaining term of the respective leases that expire between 2028 and 2030, with fixed sub-lease payments expected to be received over the remaining life of the sub-lease contracts totaling $3.7 million.
Commitments on Future Leases
At December 31, 2025, the Company has operating lease commitments on an office space that is expected to commence in 2026 with a 10.8 year lease term and fixed lease payments (undiscounted) totaling $57.9 million. The Company expects to sub-lease a portion of this new office space in 2026, which will reduce its future lease obligation.
18. Subsequent Events
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
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures    . Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2025.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
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
Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2025, as stated in their attestation report, which is included herein.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of DigitalBridge Group, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited DigitalBridge Group, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, DigitalBridge Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes, and our report dated February 26, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Los Angeles, California
February 26, 2026

Item 9B. Other Information.
Not applicable.
Rule 10b5-1 Trading Plans
During the quarter ended December 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by Item 10 will be included in an amendment to this Form 10-K or incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2025.
Item 11. Executive Compensation.
The information required by Item 11 will be included in an amendment to this Form 10-K or incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by Item 12 will be included in an amendment to this Form 10-K or incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by Item 13 will be included in an amendment to this Form 10-K or incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2025.
Item 14. Principal Accountant Fees and Services.
The information required by Item 14 will be included in an amendment to this Form 10-K or incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2025.

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

2.1
Agreement and Plan of Merger, dated as of December 29, 2025, by and among DigitalBridge Group, Inc., Duncan Holdco LLC, Duncan Sub I Inc., Duncan Sub II LLC, and DigitalBridge Operating Company, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 30, 2025)

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

4.6
First Amendment to Base Indenture, dated as of April 1, 2022, by and among DigitalBridge Issuer, LLC, DigitalBridge Co-Issuer, LLC, together as Co-Issuers, certain indirect and direct subsidiaries of the Co-Issuers and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 5, 2022)

4.7
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

4.8
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

10.5
Amendment No. 4 to the Third Amended and Restated Limited Liability Company Agreement of DigitalBridge Operating Company, LLC (f/k/a Colony Capital Operating Company, LLC), dated as of November 5, 2018 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2018)

10.6
Amendment No. 5 to the Third Amended and Restated Limited Liability Company Agreement of DigitalBridge Operating Company, LLC (f/k/a Colony Capital Operating Company, LLC), dated as of July 1, 2021 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed on August 9, 2021)

10.7
Form of Indemnification Agreement, by and between DigitalBridge Group, Inc. (f/k/a Colony NorthStar, Inc.) and the Officers and Directors of DigitalBridge Group, Inc. (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K12B filed on January 10, 2017)

10.8†
DigitalBridge Group, Inc. 2014 Omnibus Stock Incentive Plan, as amended and restated on August 22, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 22, 2022)

10.9
Agreement of Purchase and Sale, dated as of April 14, 2022, by and among DigitalBridge Digital IM Holdco, LLC, Wafra Strategic Holdings LP, W-Catalina (B) LLC, W-Catalina (S) LLC, W-Catalina (C) LLC, and, solely with respect to certain sections, DigitalBridge Group, Inc. and DigitalBridge Operating Company, LLC (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on April 18, 2022)

10.10
Registration Rights Agreement, dated as of May 23, 2022, by and between DigitalBridge Group, Inc. and Wafra Strategic Holdings LP (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 24, 2022)

10.11
Amended and Restated Carried Interest Participation Agreement, dated as of May 23, 2022, by and among Colony DCP (CI) Bermuda, LP, Colony DCP (CI) GP, LLC, DigitalBridge Operating Company, LLC, DigitalBridge Group, Inc. and W-Catalina (C) LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 24, 2022)

10.12†
Amended and Restated Restrictive Covenant Agreement, dated as of July 17, 2020, by and between DigitalBridge Group, Inc. (f/k/a Colony Capital, Inc.) and Marc Ganzi (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on July 23, 2020)

10.13†
Employment Agreement, dated as of July 25, 2019, between DigitalBridge Group, Inc. (f/k/a Colony Capital, Inc.) and Marc Ganzi (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 30, 2019)

10.14†
Amended and Restated Employment Agreement, dated as of March 28, 2022, between DigitalBridge Group, Inc. and Benjamin J. Jenkins (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2022)

10.15†
Amended and Restated Employment Agreement, dated as of March 28, 2022, between DigitalBridge Group, Inc. and Liam Stewart (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2022)

10.16†
Employment Agreement, dated as of August 22, 2023, between DigitalBridge Group, Inc. and Geoffrey Goldschein (incorporated by reference Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 3, 2023)

10.17†
Employment Agreement between the Company and Thomas Mayrhofer, dated as of November 27, 2023 (incorporated by reference to Exhibit 10.1 the Company's Current Report on Form 8-K filed on December 4, 2023)

10.18†
Amendment No.1 to the Employment Agreement between the Company and Thomas Mayrhofer, dated as of September 23, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 31, 2025)

10.19
Class A-1 Note Purchase Agreement, dated as of July 9, 2021, by and among DigitalBridge Issuer, LLC and DigitalBridge Co-Issuer, LLC, together as Co-Issuers, each of DigitalBridge Holdings 1, LLC, DigitalBridge Holdings 2, LLC and DigitalBridge Holdings 3, LLC, DigitalBridge Guarantor, LLC and DigitalBridge Co-Guarantor, LLC, as Co-Guarantors, Colony Capital Investment Holdco, LLC, as Manager, the conduit investors party thereto, the financial institutions party thereto, certain funding agents, and Barclays Bank PLC, as L/C Provider and Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 15, 2021)

10.20
Amendment No. 1 Class A-1 Note Purchase Agreement, dated as of April 1, 2022, by and among DigitalBridge Issuer, LLC and DigitalBridge Co-Issuer, LLC, together as Co-Issuers, each of DigitalBridge Holdings 1, LLC, DigitalBridge Holdings 2, LLC and DigitalBridge Holdings 3, LLC, together as Asset Entities, DigitalBridge Guarantor, LLC and DigitalBridge Co-Guarantor, LLC, together as Co-Guarantors, DigitalBridge Investment Holdco, LLC, as Manager, the conduit investors party thereto, the financial institutions party thereto, certain funding agents, and Barclays Bank PLC, as L/C Provider and Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 5, 2022)

10.21
The Guarantee and Security Agreement, dated as of July 9, 2021, between DigitalBridge Guarantor, LLC and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 15, 2021)

10.22
The Guarantee and Security Agreement, dated as of July 9, 2021, between DigitalBridge Co-Guarantor, LLC and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 15, 2021)

10.23
Management Agreement, dated as of July 9, 2021, by and among DigitalBridge Issuer, LLC and DigitalBridge Co-Issuer, LLC, together as Co-Issuers, each of DigitalBridge Holdings 1, LLC, DigitalBridge Holdings 2, LLC and DigitalBridge Holdings 3, LLC, DigitalBridge Guarantor, LLC and DigitalBridge Co-Guarantor, LLC, as Co-Guarantors, and Colony Capital Investment Holdco, LLC, as Manager (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on July 15, 2021)

10.24
Amended and Restated Equity Purchase Agreement, by and among AMP Group Holdings Limited, AMP Capital Investors International Holdings Limited, DigitalBridge Operating Company, LLC and DigitalBridge Investment Holdco, LLC, dated as of December 19, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2022)

10.25†	Form of Restricted Stock Agreement under 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 21, 2024)
10.26†	Form of Performance Restricted Stock Unit Agreement under 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 21, 2024)
10.27†	DigitalBridge Group, Inc. 2024 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed by the Company on April 29, 2024)
10.28†	Form of Restricted Stock Agreement under 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2024)
10.29†	Form of Performance Restricted Stock Unit Agreement under 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2024)

Exhibit Number	Description

19	Insider Trading Policy, adopted August 1, 2023 (incorporated by reference to Exhibit 19 to the Company’s Annual Report on Form 10-K filed on February 21, 2025).
21.1*	List of Subsidiaries of DigitalBridge Group, Inc.
23.1*	Consent of Ernst & Young LLP
31.1*	Certification of Marc C. Ganzi, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Thomas Mayrhofer, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Marc C. Ganzi, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Thomas Mayrhofer, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Executive Compensation Clawback Policy, adopted October 27, 2023 (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K filed on February 23, 2024)
101.INS**	XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104**	Cover Page Interactive Data File
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
Dated: February 26, 2026

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

Signature	Title	Date
/s/ Marc C. Ganzi	Chief Executive Officer (Principal Executive Officer)	February 26, 2026
Marc C. Ganzi
/s/ Thomas Mayrhofer	Chief Financial Officer (Principal Financial Officer)	February 26, 2026
Thomas Mayrhofer
/s/ Tracey Teh	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2026
Tracey Teh
/s/ James Keith Brown	Director	February 26, 2026
James Keith Brown
/s/ Nancy A. Curtin	Director	February 26, 2026
Nancy A. Curtin
/s/ Jeannie H. Diefenderfer	Director	February 26, 2026
Jeannie H. Diefenderfer
/s/ Gregory J. McCray	Director	February 26, 2026
Gregory J. McCray
/s/ Sháka Rasheed	Director	February 26, 2026
Sháka Rasheed
/s/ Dale Anne Reiss	Director	February 26, 2026
Dale Anne Reiss
/s/ David M. Tolley	Director	February 26, 2026
David M. Tolley
/s/ Jay Wintrob	Director	February 26, 2026
Jay Wintrob