Form 10-Q
period 2026-03-31
DigitalBridge Group, Inc.
filed 2026-04-28
CIK 1679688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 24, 2026, 182,372,382 shares of the Registrant's class A common stock were outstanding and no shares of class B common stock were outstanding.

DigitalBridge Group, Inc.
Form 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
DigitalBridge Group, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	March 31, 2026 (Unaudited)	December 31, 2025
Assets
Cash and cash equivalents	$411,327	$382,508
Restricted cash	6,063	12,982
Investments	2,241,513	2,266,403
Goodwill	465,602	465,602
Intangible assets	43,396	48,395
Other assets	42,949	138,914
Due from affiliates	123,162	104,378
Total assets	$3,334,012	$3,419,182
Liabilities
Debt	$299,210	$298,804
Other liabilities	615,366	670,155
Total liabilities	914,576	968,959
Commitments and contingencies (Note 16)
Redeemable noncontrolling interests	34,298	33,226
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value per share; $821,899 liquidation preference; 250,000 shares authorized; 32,876 shares issued and outstanding	794,670	794,670
Common stock, $0.01 par value per share
Class A, 237,250 shares authorized; 182,368 and 182,643 shares issued and outstanding	1,824	1,826
Class B, 250 shares authorized; 0 and 0 shares issued and outstanding	—	—
Additional paid-in capital	8,063,889	8,066,683
Accumulated deficit	(6,758,017)	(6,761,498)
Accumulated other comprehensive income (loss)	4,532	5,616
Total stockholders’ equity	2,106,898	2,107,297
Noncontrolling interests in investment entities	239,597	268,977
Noncontrolling interests in Operating Company	38,643	40,723
Total equity	2,385,138	2,416,997
Total liabilities, redeemable noncontrolling interests and equity	$3,334,012	$3,419,182

The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues
Fee revenue	$87,309	$90,139
Carried interest allocation (reversal)	(44,729)	(55,464)
Principal investment income	24,586	5,307
Other income	5,070	5,465
Total revenues	72,236	45,447
Expenses
Compensation expense—cash and equity-based	49,150	46,110
Compensation expense—incentive fee and carried interest allocation (reversal)	(23,140)	(22,304)
Administrative and other expenses	19,737	15,946
Interest expense	3,543	3,898
Transaction-related costs	14,168	4,421
Depreciation and amortization	5,320	7,226
Total expenses	68,778	55,297
Other income (loss)
Other gain (loss), net	4,053	(519)
Income (loss) from continuing operations before income taxes	7,511	(10,369)
Income tax benefit (expense)	8	(301)
Income (loss) from continuing operations	7,519	(10,670)
Income (loss) from discontinued operations	(5,503)	(4,185)
Net income (loss)	2,016	(14,855)
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	1,126	(748)
Investment entities	(19,213)	(27,882)
Operating Company	138	(7)
Net income (loss) attributable to DigitalBridge Group, Inc.	19,965	13,782
Preferred stock dividends	14,660	14,660
Net income (loss) attributable to common stockholders	$5,305	$(878)
Income (loss) per share—basic
Income (loss) from continuing operations per common share—basic	$0.06	$0.01
Net income (loss) attributable to common stockholders per common share—basic	$0.03	$(0.01)
Income (loss) per share—diluted
Income (Loss) from continuing operations per common share—diluted	$0.06	$0.01
Net income (loss) attributable to common stockholders per common share—diluted	$0.03	$(0.01)
Weighted average number of shares
Basic	179,333	171,680
Diluted	180,241	171,930
Dividends declared per common share	$0.01	$0.01

The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$2,016	$(14,855)
Changes in accumulated other comprehensive income (loss)—foreign currency translation	(1,126)	2,229
Comprehensive income (loss)	890	(12,626)
Comprehensive income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	1,126	(748)
Investment entities	(19,213)	(27,882)
Operating Company	104	135
Comprehensive income (loss) attributable to stockholders	$18,873	$15,869

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

DigitalBridge Group, Inc.
Consolidated Statements of Equity (Continued)
(In thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2025	$794,670	$1,826	$8,066,683	$(6,761,498)	$5,616	$2,107,297	$268,977	$40,723	$2,416,997
Net income (loss)				19,965		19,965	(19,213)	138	890
Other comprehensive income (loss)					(1,092)	(1,092)		(34)	(1,126)
Redemption of OP units for class A common stock		3	2,061			2,064		(2,064)	—
Equity-based compensation		2	6,902			6,904		40	6,944
Shares canceled for tax withholdings on vested equity awards		(7)	(11,854)			(11,861)			(11,861)
Contributions from noncontrolling interests						—	771		771
Distributions to noncontrolling interests						—	(10,938)	(55)	(10,993)
Preferred stock dividends				(14,660)		(14,660)			(14,660)
Common stock dividends declared ($0.01 per share)				(1,824)		(1,824)			(1,824)
Reallocation of equity (Notes 2 and 8)			97		8	105		(105)	—
Balance at March 31, 2026	$794,670	$1,824	$8,063,889	$(6,758,017)	$4,532	$2,106,898	$239,597	$38,643	$2,385,138

The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities
Net income (loss)	$2,016	$(14,855)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized carried interest (allocation) reversal, net	18,119	34,026
Unrealized principal investment (income) loss	(21,122)	29,731
Equity-based compensation	6,944	7,155
Amortization of deferred financing costs	406	524
Depreciation and amortization	5,320	7,226
Deferred income tax (benefit) expense	(866)	(295)
Other (gain) loss, net	4,100	623
Other adjustments, net	(847)	(287)
(Increase) decrease in other assets and due from affiliates	(8,868)	11,997
Increase (decrease) in other liabilities and due to affiliates	(45,152)	(25,547)
Net cash generated by (used in) operating activities	(39,950)	50,298
Cash Flows from Investing Activities
Contributions to and acquisition of equity investments	(72,350)	(26,529)
Return of capital from equity and debt investments	27,784	29,658
Proceeds from sale of equity investments	146,093	14,651
Purchase of fixed assets	(146)	(306)
Net cash generated by (used in) investing activities	101,381	17,474
Cash Flows from Financing Activities
Dividends paid to preferred stockholders	(14,660)	(14,660)
Dividends paid to common stockholders	(1,827)	(1,744)
Shares canceled for tax withholdings on vested equity awards	(11,861)	(5,037)
Contributions from noncontrolling interests	821	4,197
Distributions to and redemption of noncontrolling interests	(11,100)	(4,631)
Net cash generated by (used in) financing activities	(38,627)	(21,875)
Effect of foreign exchange on cash, cash equivalents and restricted cash	(904)	1,911
Net increase (decrease) in cash, cash equivalents and restricted cash	21,900	47,808
Cash, cash equivalents and restricted cash—beginning of period	395,490	306,298
Cash, cash equivalents and restricted cash—end of period	$417,390	$354,106

DigitalBridge Group, Inc.
Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets

	Three Months Ended March 31,
	2026	2025
Beginning of period
Cash and cash equivalents	$382,508	$302,154
Restricted cash	12,982	4,144
Total cash, cash equivalents and restricted cash—beginning of period	$395,490	$306,298

End of period
Cash and cash equivalents	$411,327	$349,912
Restricted cash	6,063	4,194
Total cash, cash equivalents and restricted cash—end of period	$417,390	$354,106
Supplemental Disclosure of Cash Flow Information

	Three Months Ended March 31,
(In thousands)	2026	2025
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$3,202	$3,439
Cash paid (received) for income taxes	732	314
Operating lease payments for corporate offices	2,506	2,211
Supplemental Disclosure of Cash Flows from Discontinued Operations
Net cash generated by (used in) operating activities of discontinued operations	$2,329	$(270)
Supplemental Disclosure of Noncash Investing and Financing Activities
Dividends and distributions payable	$16,539	$16,542
Redemption of OP units for common stock	2,064	84
Operating lease liabilities arising from establishment of ROU assets for corporate offices	20	928
The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2026
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
Organization
The Company operates as a taxable C Corporation and conducts all of its activities and holds substantially all of its assets and liabilities through its operating subsidiary, DigitalBridge Operating Company, LLC (the "Operating Company" or the "OP"). The Company, as sole managing member, owned 97% of the OP at March 31, 2026, with the remaining 3% owned by certain current and former employees of the Company as noncontrolling interest.
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
Consummation of the Merger required approval by DBRG’s common stockholders, which was received on April 23, 2026, and is subject to certain other closing conditions, including receipt of required consents for the Company’s flagship investment funds and from a specified percentage of fee-paying clients of the Company, and receipt of regulatory approvals, as well as customary closing conditions.
Upon consummation of the Merger, the Company will become an indirect, wholly-owned subsidiary of SoftBank.
2. Summary of Significant Accounting Policies
The significant accounting policies of the Company are described below.
Basis of Presentation
The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. However, the results of operations for the interim period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or any other future period. These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in, or presented as exhibits to, the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
The accompanying consolidated financial statements include the accounts of the Company and its controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated. The portions of equity, net income or loss and other comprehensive income or loss of consolidated subsidiaries that are not attributable to the parent are presented separately as amounts attributable to noncontrolling interests in the consolidated financial statements. Noncontrolling interests represent predominantly: carried interest allocation to certain executives of the Company, limited partners of consolidated funds; and membership interests in OP primarily held by certain current and former employees of the Company.
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
Noncontrolling Interests in Investment Entities—This represents (i) carried interest allocations to certain senior executives of the Company (Note 14); and a third party participation interest; (ii) equity interests held by current and former employees and a third party participation interest in general partner entities of the Company's sponsored funds; and (iii) limited partners of consolidated closed-end funds. Excluding carried interest, allocation of net income or loss is generally based upon relative ownership interests.
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
The Company adopted this ASU on a prospective basis effective January 1, 2026, electing the practical expedient. The adoption of this ASU did not impact the Company's consolidated financial statements.
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
3. Investments
The Company's equity and debt investments are represented by the following:

(In thousands)	March 31, 2026	December 31, 2025
Equity method investments
Principal investments	$1,442,227	$1,433,113
Carried interest allocation	503,842	540,890
Other equity investments	26,347	25,570
Debt investment	29,375	30,490
	2,001,791	2,030,063
Equity investments of consolidated funds
Marketable equity securities	118,483	115,101
Other investment	121,239	121,239
	$2,241,513	$2,266,403
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
Carried Interest Distributed
There was no distribution of carried interest during the first quarter of 2026. In 2025, carried interest of $2.5 million was distributed, of which $1.6 million was allocated to current and former employees, recorded as carried interest compensation.
Clawback Obligation
At March 31, 2026, $32.6 million of previously distributed carried interest on an after-tax basis ($25.0 million at December 31, 2025) would be subject to clawback assuming a hypothetical liquidation of carry paying funds at the March 31, 2026 estimated fair values. The clawback liability is included in amount due to affiliates (Note 14). At March 31, 2026, $27.4 million and $1.5 million of the clawback obligation ($20.9 million and $1.2 million at December 31, 2025) would be the responsibility of current/former employees and a third party participation interest, respectively. These amounts are included in due from affiliates (Note 14) and as an allocation to noncontrolling interests in investment entities. The Company's share of the clawback obligation would be $3.7 million as of March 31, 2026 ($2.9 million at December 31, 2025). In this case, actual clawback obligation, if any, would be determined and become payable at the end of the life of the fund. To satisfy the employees' share of this clawback obligation, $15.2 million of carried interest had been withheld from payment to employees at the time of distribution.
If, at March 31, 2026, all of the funds' investments are deemed to have no value, a possibility that the Company views as remote, the amount of carried interest distributed to date subject to potential clawback would be $103.4 million on an after-tax basis, of which $66.2 million would be the responsibility of current and former employees and $2.6 million the responsibility of a third party participation interest. To satisfy employees' clawback obligation, $20.6 million of cash had been withheld from payment to employees to date and with respect to certain distributed carried interest, a portion of employees' equity investment will serve as collateral.
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
CLO Subordinated Notes

The Company holds all of the subordinated notes of a collateralized loan obligation ("CLO"), sponsored and managed by a third party. The final maturity date of the CLO is 2037. The CLO subordinated notes are classified as available-for-sale ("AFS") debt securities.
Following the end of the non-call period of the CLO in October 2026, the subordinated notes may be redeemed (in whole, not in part) at the option of the collateral manager or the Company with consent of the collateral manager, if there is sufficient proceeds from sale of collateral assets, including payment of expenses therewith. The redemption price for the subordinated notes is equal to the excess interest and principal proceeds payable at the time of redemption.
The balance of the CLO subordinated notes is summarized as follows:

	Amortized Cost without Allowance for Credit Loss	Allowance for Credit Loss	Gross Cumulative Unrealized
(in thousands)			Gains	Losses	Fair Value
March 31, 2026	$29,375	$—	$—	$—	$29,375
December 31, 2025	30,490	—	—	—	30,490
In estimating fair value of the CLO subordinated notes, classified as Level 3 of the fair value hierarchy, the Company used a benchmarking approach by looking to the implied credit spreads derived from observed prices on recent comparable CLO issuances, and also considering the current size and diversification of the CLO collateral pool, and projected return on the subordinated notes. Based upon these data points, at March 31, 2026 and December 31, 2025, the Company determined that the issued price of the subordinated notes, net of capital distributions, approximates a reasonable representation of fair value and that the CLO subordinated notes are not impaired.
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
4. Intangible Assets
Intangible assets are composed of the following:

	March 31, 2026			December 31, 2025
(In thousands)	Carrying Amount (1)(2)	Accumulated Amortization(1)(2)	Net Carrying Amount(1)	Carrying Amount (1)(2)	Accumulated Amortization(1)(2)	Net Carrying Amount(1)
Investment management contracts	$138,162	$(119,028)	$19,134	$139,682	$(117,342)	$22,340
Investor relationships	54,191	(31,977)	22,214	54,497	(30,634)	23,863
Trade name	4,300	(2,875)	1,425	4,300	(2,769)	1,531
Other (3)	1,518	(895)	623	1,518	(857)	661
	$198,171	$(154,775)	$43,396	$199,997	$(151,602)	$48,395
__________
(1)    Presented net of impairments and write-offs, if any.
(2)    Exclude intangible assets that were fully amortized in prior years.
(3)    Represents primarily the value of an acquired domain name.
Amortization expense for finite-lived intangible assets totaled $4.7 million and $6.6 million for the three months ended March 31, 2026 and 2025, respectively. There was no impairment of identifiable intangible assets in the periods presented.
Future Amortization of Intangible Assets
The following table presents the expected future amortization of finite-lived intangible assets:

	Year Ending December 31,
(In thousands)	Remaining 2026	2027	2028	2029	2030	2031 and thereafter	Total
Amortization expense	$13,043	$12,038	$7,944	$3,133	$1,468	$5,770	$43,396

5. Restricted Cash, Other Assets and Other Liabilities
Restricted Cash
Restricted cash represents primarily cash reserves that are maintained pursuant to the governing documents of the corporate securitized debt.
Other Assets
The following table summarizes the Company's other assets.

(In thousands)	March 31, 2026	December 31, 2025
Prepaid taxes and deferred tax assets, net	$4,197	$3,936
Operating lease right-of-use asset for corporate offices	19,853	21,237
Accounts receivable, net (1)	2,308	96,470
Prepaid expenses	5,882	6,758
Other assets	1,241	1,197
Fixed assets, net (2)	6,633	6,988
Assets of discontinued operations	189	193
	40,303	136,779
Other assets of consolidated funds	2,646	2,135
Total other assets	$42,949	$138,914
__________
(1)    Amount at December 31, 2025 included $90.1 million of consideration due from fund investors who assumed interests in the Company's sponsored funds previously held by the Company, with such amounts fully received in January 2026.
(2)    Net of accumulated depreciation of $10.8 million at March 31, 2026 and $10.2 million at December 31, 2025.
Other Liabilities
The following table summarizes the Company's other liabilities:

(In thousands)	March 31, 2026	December 31, 2025
Deferred investment management fees (Note 11) (1)	$26,120	$26,882
Interest payable on corporate debt	33	98
Common and preferred stock dividends payable	16,539	16,545
Current and deferred income tax liability	4,434	5,377
Accrued compensation	23,750	69,475
Accrued incentive fee and carried interest compensation	327,287	358,506
Operating lease liability for corporate offices	29,991	32,162
Accounts payable and accrued expenses	57,599	43,888
Due to affiliates (Note 14)	33,795	26,112
Other liabilities	1,487	3,084
	521,035	582,129
Other liabilities of consolidated funds
Securities sold short	80,562	74,287
Due to custodians	12,329	13,483
Other liabilities	1,440	256
Total other liabilities	$615,366	$670,155
__________
(1)    Deferred investment management fees are expected to be recognized as fee revenue over a weighted average period of 3.8 years and 4.3 years as of March 31, 2026 and December 31, 2025. Deferred investment management fees recognized as income of $2.9 million and $1.5 million in the three months ended March 31, 2026 and 2025, respectively, pertain to the deferred management fee balance at the beginning of each respective period.

Deferred Income Taxes
The Company has significant deferred tax assets associated with its domestic entities, related principally to capital loss carryforwards, outside basis difference in DBRG's interest in the OP, outside basis difference in investment in partnerships and net operating losses generated by a taxable U.S. subsidiary. As of March 31, 2026 and December 31, 2025, a full valuation allowance has been established against the deferred tax assets of its domestic entities as the realizability of these deferred tax assets did not meet the more-likely-than-not threshold.
6. Debt
The Company's corporate debt is composed of a securitized financing facility.

	March 31, 2026			December 31, 2025
(In thousands)	Principal	Deferred Financing Cost	Amortized Cost	Principal	Deferred Financing Cost	Amortized Cost
Securitized financing facility	$300,000	$(790)	$299,210	$300,000	$(1,196)	$298,804
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
The following table summarizes certain key terms of the securitized financing facility:

($ in thousands)	Outstanding Principal	Interest Rate (Per Annum)(1)	Anticipated Repayment Date ("ARD")(2)	Years Remaining to ARD(2)
Class A-2 Notes	$300,000	3.93%	September 2026	0.5
Variable Funding Notes	—	Adjusted 1-month Term SOFR + 3%	September 2026	NA
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

7. Stockholders' Equity
The table below summarizes the share activities of the Company's preferred stock and common stock.

	Number of Shares
(In thousands)	Preferred Stock	Class A Common Stock	Class B Common Stock
Shares outstanding at December 31, 2024	32,876	174,202	150
Shares issued upon redemption of OP units	—	13	—
Equity awards issued, net of forfeitures	—	2,391	—
Shares canceled for tax withholding on vested equity awards	—	(512)	—
Shares outstanding at March 31, 2025	32,876	176,094	150

Shares outstanding at December 31, 2025	32,876	182,643	—
Shares issued upon redemption of OP units	—	306	—
Equity awards issued, net of forfeitures	—	190	—
Shares canceled for tax withholding on vested equity awards	—	(771)	—
Shares outstanding at March 31, 2026	32,876	182,368	—
Preferred Stock
In the event of a liquidation or dissolution of the Company, preferred stockholders have priority over common stockholders for payment of dividends and distribution of net assets.
The table below summarizes the preferred stock issued and outstanding at March 31, 2026:

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
Each series of preferred stock is currently redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) prorated to their redemption dates, exclusively at the Company’s option. In addition, each outstanding series of our preferred stock is subject to certain conversion and optional redemption rights upon a change in control.
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
Common Stock
In June 2025, all issued and outstanding shares of class B common stock totaling 149,571 shares were converted pursuant to their terms into an equivalent number of shares of class A common stock, and were cancelled following their conversion.
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
Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in each component of AOCI attributable to stockholders, net of immaterial tax effect.
Changes in Components of AOCI—Stockholders

(In thousands)	Foreign Currency Translation Gain (Loss)
AOCI at December 31, 2024	$505
Other comprehensive income (loss) before reclassifications	2,092
AOCI at March 31, 2025	$2,597

AOCI at December 31, 2025	$5,616
Other comprehensive income (loss)	(1,084)
AOCI at March 31, 2026	$4,532
There were no changes in the component of AOCI attributable to noncontrolling interests in investment entities for 2026 and 2025. AOCI attributable to noncontrolling interests in Operating Company was immaterial.
8. Noncontrolling Interests
Redeemable Noncontrolling Interests
The following table presents the activities in redeemable noncontrolling interests in open-end funds in the liquid securities strategy consolidated by the Company.

	Three Months Ended March 31,
(In thousands)	2026	2025
Redeemable noncontrolling interests
Beginning balance	$33,226	$24,356
Contributions	50	1,300
Distributions paid and payable, including redemptions	(104)	(808)
Net income (loss)	1,126	(748)
Ending balance	$34,298	$24,100
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
Redemption of OP units—The Company redeemed OP units totaling 306,346 in the first quarter of 2026 and 6,128,311 in fiscal year 2025 through issuance of an equal number of shares of class A common stock on a one-for-one basis.

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

	Fair Value Measurement Hierarchy
(In thousands)	Level 1	Level 2	Level 3	Total
March 31, 2026
Assets
Investments (Note 3)
Other equity investments—Marketable equity securities	$401	$—	$—	$401
CLO subordinated notes	—	—	29,375	29,375
Equity investments of consolidated funds	118,483		121,239	239,722
Fair Value Option:
Equity method investment	—	—	144,336	144,336
Liabilities
Other liabilities
InfraBridge contingent consideration	—	—	1,300	1,300
Securities of consolidated fund sold short	80,562	—	—	80,562
December 31, 2025
Assets
Investments (Note 3)
Other equity investments—Marketable equity securities	$401	$—	$—	$401
CLO subordinated notes	—	—	30,490	30,490
Equity investments of consolidated funds	115,102	—	121,239	236,341
Fair Value Option:
Equity method investment	—	—	144,037	144,037
Liabilities
Other liabilities
InfraBridge contingent consideration	—	—	2,500	2,500
DBRG stock warrants (1)	—	—	400	400
Securities of consolidated fund sold short	74,287	—	—	74,287
__________
(1)    Represent liability-classified warrants that are out-of-the-money and expire in July 2026. Fair value of zero at March 31, 2026.

Equity Investments of Consolidated Funds
Equity investments of consolidated funds include marketable equity securities held by our liquid strategy funds and a venture investment held by a single asset fund. The marketable equity securities comprise publicly listed stocks in U.S. and Europe, primarily in the digital infrastructure, real estate, technology, media and telecommunications sectors, valued based upon listed prices in active markets, classified as Level 1. The venture investment, classified as level 3, was valued using a recent transacted price at March 31, 2026 and December 31, 2025.
Fair Value Option
Equity Method Investments
The Company has elected to account for a co-investment in a portfolio company as an equity method investment under the fair value option. Fair value was determined using a discounted cash flow model based upon the portfolio company's projected earnings, discounting unlevered cash flows at a weighted average cost of capital of 7.4% at March 31, 2026 and 8.2% at December 31, 2025. The fair value is classified as Level 3 of the fair value hierarchy and changes in fair value are recorded in principal investment income.
Contingent Consideration—InfraBridge
In connection with the Company's acquisition of InfraBridge in February 2023, contingent consideration may become payable by the Company if prescribed fundraising targets are met for follow-on InfraBridge flagship funds and co-investments. The contingent consideration was measured at March 31, 2026 and December 31, 2025 by applying a probability-weighted approach to the likelihood of meeting various fundraising targets and discounting the estimated future contingent consideration payment at 6.8% and 6.6%, respectively, to derive a present value amount, classified as Level 3 of the fair value hierarchy.
Changes in Level 3 Fair Value
The following table presents changes in recurring Level 3 fair value assets held for investment. Realized and unrealized gains (losses) are included in other gain (loss).

	Level 3 Assets		Level 3 Liabilities
	Fair Value Option - Equity Method Investments	Equity Investments of Consolidated Funds	Contingent Consideration—InfraBridge
(In thousands)
Fair value at December 31, 2024	$137,154	$63,154	$(6,100)
Unrealized gain (loss) in earnings, net	100	—	3,900
Fair value at March 31, 2025	$137,254	$63,154	$(2,200)

Net unrealized gain (loss) in earnings on instruments held at March 31, 2025	$100	$—	$3,900

Fair value at December 31, 2025	$144,037	$121,239	$(2,500)
Unrealized gain (loss) in earnings, net	299	—	1,200
Fair value at March 31, 2026	$144,336	$121,239	$(1,300)

Net unrealized gain (loss) in earnings on instruments held at March 31, 2026	$299	$—	$1,200
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
There were no assets or liabilities measured at fair value on a nonrecurring basis at March 31, 2026. An equity investment accounted for under the measurement alternative was carried at its estimated fair value of $3.7 million at December 31, 2025 based upon a recent transaction price.
Fair Value of Financial Instruments Reported at Cost

The Company's debt obligation, specifically its secured fund fee revenue notes had fair values of $297.2 million at March 31, 2026 and $294.8 million at December 31, 2025, estimated based upon indicative quotes.
The carrying values of cash and cash equivalents, accounts receivable, due from and to affiliates, interest payable and accounts payable generally approximate fair value due to their short term nature, and credit risk, if any, is negligible.
10. Earnings per Share
The following table presents the basic and diluted earnings per common share computations.

	Three Months Ended March 31,
(In thousands, except per share data)	2026	2025
Net income (loss) allocated to common stockholders
Income (Loss) from continuing operations attributable to DigitalBridge Group, Inc.	$25,305	$17,700
Preferred dividends	(14,660)	(14,660)
(Income) Loss allocated to participating securities	(95)	(41)
Income (Loss) from continuing operations attributable to common stockholders	10,550	2,999
Income (Loss) from discontinued operations attributable to common stockholders	(5,340)	(3,918)
Net income (loss) allocated to common stockholders—basic and diluted	$5,210	$(919)
Weighted average common shares outstanding
Weighted average number of common shares outstanding—basic	179,333	171,680
Weighted average effect of dilutive shares (1)(2)	908	250
Weighted average number of common shares outstanding—diluted	180,241	171,930
Income (Loss) per share—basic
Income (Loss) from continuing operations	$0.06	$0.01
Income (Loss) from discontinued operations	(0.03)	(0.02)
Net income (loss) attributable to common stockholders per common share—basic	$0.03	$(0.01)
Income (Loss) per share—diluted
Income (Loss) from continuing operations	$0.06	$0.01
Income (Loss) from discontinued operations	(0.03)	(0.02)
Net income (loss) attributable to common stockholders per common share—diluted	$0.03	$(0.01)
__________
(1)    The calculation of diluted earnings per share includes the weighted average effect of class A common shares and share equivalents issuable in relation to the following dilutive securities: (i) performance stock units (Note 12) of 119,887 and 149,500 for the three months ended March 31, 2026 and 2025, respectively; and (ii) certain equity-classified DBRG stock warrants that were in-the-money of 787,793 and 100,300 for the three months ended March 31, 2026 and 2025, respectively.
(2)    OP units may be redeemed for registered or unregistered class A common stock of the Company on a one-for-one basis and are not dilutive. At March 31, 2026 and 2025, 5,488,714 and 11,910,400 of OP units, respectively, were not included in the computation of diluted earnings per share in the respective periods presented.
11. Fee Revenue
The following table presents the Company's fee revenue by type.

	Three Months Ended March 31,
(In thousands)	2026	2025
Management fees	$85,471	$89,860
Incentive fees	836	6
Other fees	1,002	273
Total fee revenue	$87,309	$90,139
Management Fees—Management fees are generally calculated based upon the following per annum contractual rates:
•Commingled equity funds—up to 1.60% of investors' committed capital during the commitment period, and thereafter, invested capital (subject to certain reductions for NAV write-downs);
•Credit and other equity funds—up to 2.00% of contributed or invested capital from inception;
•Co-investment vehicles—up to 1.25% of contributed or invested capital from inception; and
•Liquid strategy funds and InfraBridge co-investment vehicles—up to 1.50% of NAV or gross asset value, respectively.

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
Revenue Concentration
Revenue concentration is defined as a single fund or investment vehicle that generates 10% or more of the Company's total management fees. Three funds met the concentration criteria, aggregating to 60.0% of total management fees for the three months ended March 31, 2026.
12. Equity-Based Compensation
The Company's 2024 Omnibus Stock Incentive Plan (the "2024 Equity Incentive Plan"), consistent with the previous plan in effect prior to April 2024, provides for the grant of restricted stock, performance stock units ("PSUs"), Long Term Incentive Plan ("LTIP") units, restricted stock units ("RSUs"), deferred stock units ("DSUs"), options, warrants or rights to purchase shares of the Company's common stock, cash incentives and other equity-based awards to the Company's officers, directors (including non-employee directors), employees, co-employees, consultants or advisors of the Company or of any parent or subsidiary who provides services to the Company, but excluding employees of portfolio companies. Shares reserved for the issuance of awards under the 2024 Equity Incentive Plan are subject to equitable adjustment upon the occurrence of certain corporate events. The number of shares of class A common stock reserved and available for issuance under the 2024 Equity Incentive Plan as of its adoption in April 2024 is 5.5 million shares.
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
Restricted Stock Units—RSUs in the Company's class A common stock are subject to a service condition or a combination of service and performance conditions. RSUs with only a service condition vest over a two-year period. Vesting of performance-based RSUs are dependent upon achievement of a business performance metric over an annual measurement period, with annual time-based vesting in equal tranches over a three-year period. Only vested RSUs are entitled to accrued dividends declared and paid on the Company's class A common stock during the time period the RSUs are outstanding. RSUs are initially valued based upon the Company's class A common stock price on grant date and not subsequently remeasured for equity-classified awards. Equity-based compensation expense is recognized over the vesting period if and when it is probable that the performance condition will be met, subject to reversal if no longer probable.
Performance Stock Units—PSUs are granted to the Company's officers, and are subject to a service condition and performance condition.
Following the end of the measurement period, the recipients of PSUs who remain employed will vest in, and be issued a number of shares of the Company's class A common stock, generally ranging from 0% to 200% of the number of PSUs granted. PSUs have a performance condition in which vesting is determined based upon achievement of prescribed targets for three-year cumulative distributable earnings per share (as defined in the award agreements), with a relative total shareholder return metric applied thereafter to determine the final number of shares vested. The relative total shareholder return metric is based upon performance of the Company's class A common stock over a three-year measurement period relative to a specified peer group.

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
The fair value of PSUs consider the probability of achieving the cumulative distributable earnings per share targets and additionally, assign a value to the relative total shareholder return metric using a Monte Carlo simulation under a risk-neutral premise by applying the following assumptions.

2025 PSU Grants
Expected volatility of the Company's class A common stock (1)	49.8%
Risk-free rate (per annum) (2)	3.9%
__________
(1)    Based upon historical volatility of the Company's stock and those of a specified peer group.
(2)    Based upon the continuously compounded zero-coupon U.S. Treasury yield for the term coinciding with the measurement period of the award as of valuation date.
Fair value of PSU awards is recognized on a straight-line basis over their measurement period as compensation expense. With respect to performance condition awards, expense recognition occurs only if and when it is probable that the cumulative distributable earnings per share targets will be achieved and subject to reversal if no longer probable. In contrast, expense recognized on market condition awards is not subject to reversal even if the total shareholder return metric is not achieved.
The dividend equivalent right is accounted for as a liability-classified award. The fair value of the dividend equivalent right is recognized as compensation expense on a straight-line basis over the measurement period, and is subject to adjustment to fair value at each reporting period.
LTIP units—LTIP units are units in the Operating Company that are designated as profits interests for federal income tax purposes. Unvested LTIP units that are subject to a market condition do not accrue distributions. Each vested LTIP unit is convertible, at the election of the holder (subject to capital account limitation), into one common OP unit and upon conversion, subject to the redemption terms of OP units (Note 7).
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

Equity-based compensation cost in continuing operations is presented on the consolidated statement of operations, as follows.

	Three Months Ended March 31,
(In thousands)	2026	2025
Compensation expense	$7,397	$7,620
Administrative expense	146	91
	$7,543	$7,711
Changes in unvested equity awards are summarized below.

							Weighted Average Grant Date Fair Value
	Restricted Stock	LTIP units (1)	DSUs	RSUs (2)	PSUs (3)	Total	PSUs	All Other Awards
Unvested shares and units at December 31, 2025	4,045,582	125,000	45,894	659,992	931,484	5,807,952	$10.45	$11.60
Granted	6,532	—	144	—	—	6,676	—	15.31
Vested	(1,583,335)	—	(114)	(251,589)	—	(1,835,038)	—	12.38
Forfeited	(26,600)	—	—	—	(397,262)	(423,862)	11.63	11.13
Unvested shares and units at March 31, 2026	2,442,179	125,000	45,924	408,403	534,222	3,555,728	9.57	11.13
__________
(1)    LTIP units that do not meet their market condition for vesting at the end of their measurement period are reflected as forfeitures.
(2    RSUs that do not meet their performance condition for vesting at the end of their measurement period are reflected as forfeitures.
(3)    Number of PSUs granted does not reflect potential increases or decreases that could result from the final outcome based upon the total shareholder return measured at the end of the performance period. PSUs for which the probability of meeting the distributable earnings target changes during the measurement period are reflected as either additional units granted or forfeited. Forfeiture also reflects PSUs issued in 2023 that had a market condition based upon total shareholder return that was not met upon expiration of its measurement period in March 2026.
Fair value of equity awards that vested, determined based upon their respective fair values at vesting date, totaled $28.3 million and $15.2 million for the three months ended March 31, 2026 and 2025, respectively.
At March 31, 2026, aggregate unrecognized compensation cost for all unvested equity awards was $21.7 million, which is expected to be recognized over a weighted average period of 1.5 years.
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
Consolidated Company-Sponsored Funds—The Company currently consolidates sponsored funds in which it has more than an insignificant equity interest in the fund as general partner. As a result, the Company is considered to be acting in the capacity of a principal of the sponsored fund and is therefore the primary beneficiary of the fund. The Company’s exposure is limited to its capital account balance in the consolidated funds of $104.4 million at March 31, 2026 and $104.6 million at December 31, 2025. The liabilities of the consolidated funds may only be settled using assets of the consolidated funds, and the Company, as general partner, is not obligated to provide any financial support to the consolidated funds. The Company does not have unfunded commitments to consolidated funds.
The following table presents the assets and liabilities of the consolidated funds:

(In thousands)	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$82,464	$87,119
Investments (Note 3)	239,722	236,340
Other assets	2,646	2,135
	$324,832	$325,594
Liabilities
Other liabilities
Securities sold short	80,562	74,287
Due to custodian	12,329	13,483
Other	1,440	256
	$94,331	$88,026
Unconsolidated Company-Sponsored Funds—The Company does not consolidate its sponsored funds where it has insignificant equity interests in these funds as general partner. As such interests absorb insignificant variability from the fund, the Company is considered to be acting in the capacity of an agent of the fund and is therefore not the primary beneficiary of these funds. The Company accounts for its equity interests in unconsolidated funds under the equity method. The Company's maximum exposure to loss is limited to: (i) the amounts funded, net of distributions, for investments in unconsolidated funds and any carried interest clawback obligations (Note 3) totaling $808.0 million at March 31, 2026 and $823.6 million at December 31, 2025; and (ii) receivables from its unconsolidated funds for fee revenue and reimbursable or recoverable costs, as discussed in Note 14. At March 31, 2026, the Company's unfunded commitments to its unconsolidated funds as general partner and general partner affiliate totaled $212.1 million (including commitments attributed to the ownership by employees and former employees in the general partner entities). Generally, the timing for funding of these commitments is not known and the commitments are callable on demand at any time prior to their respective expirations.

14. Transactions with Affiliates
Affiliates include (i) investment vehicles that the Company sponsors and/or manages, the majority of which the Company has an equity interest in; (ii) portfolio companies of sponsored funds; and (iii) directors and employees of the Company.
Amounts due from and due to affiliates consist of the following:

(In thousands)	March 31, 2026	December 31, 2025
Due from Affiliates
Investment vehicles and portfolio companies
Fee revenue	$87,455	$73,334
Cost reimbursements and recoverable expenses	17,781	16,855
Carried interest clawback receivable (Note 3)	17,192	13,173
Employees	734	1,016
	$123,162	$104,378
Due to Affiliates (Note 5)
Carried interest clawback liability (Note 3)	32,660	24,980
Other affiliates	1,135	1,132
	$33,795	$26,112
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
To the extent the Company determines it acts in the capacity of principal in the incurrence of such costs, the reimbursements are included in other income, which totaled $1.3 million and $2.4 million for the three months ended March 31, 2026 and 2025, respectively. To the extent the Company determines that it acts in the capacity of an agent, the costs incurred and related reimbursements are presented on a net basis in the consolidated statements of operations.
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
With respect to investment vehicles sponsored by the Company for which Messrs. Ganzi and Jenkins are invested in their capacity as former owners of DBH, and not in their capacity as employees of the Company, any carried interest entitlement attributed to such investments by Messrs. Ganzi and Jenkins as general partner are not subject to continuing vesting provisions and do not represent compensatory arrangements to the Company. Such carried interest allocation to Messrs. Ganzi and Jenkins that are unrealized or distributed but unpaid are included in noncontrolling interests on the balance sheet in the amount of $9.8 million at March 31, 2026 and $18.0 million at December 31, 2025. Net carried interest reversal was recorded as net loss attributable to noncontrolling interests totaling $8.3 million and $13.9 million for the three months ended March 31, 2026 and 2025, respectively. At March 31, 2026 and December 31, 2025, a portion of carried interest previously distributed to Messrs. Ganzi and Jenkins in their capacity as former owners of DBH would be subject to clawback totaling $8.7 million and $6.6 million, respectively, assuming a hypothetical liquidation of the associated fund at the reporting date estimated fair values (Note 3), for which Messrs. Ganzi and Jenkins would be personally responsible.
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
Investment in Managed Investment Vehicles—Subject to the Company's related party policies and procedures, certain employees (who may thereafter become former employees) may invest on a discretionary basis in investment vehicles sponsored by the Company, either directly in the vehicle or indirectly through the Company's general partner entities. These investments are not subject to management fees or carried interest, but otherwise bear their proportionate share of other operating expenses of the investment vehicles. Such investments, to the extent they pertain to consolidated investment vehicles and general partner entities, are presented on the consolidated balance sheet within redeemable noncontrolling interests and noncontrolling interests in investment entities and totaled $60.5 million at March 31, 2026 and $62.0 million at December 31, 2025. Their proportionate share of net income (loss) from these investments totaled $0.4 million and $(0.2) million for the three months ended March 31, 2026 and 2025, respectively. Such amounts are reflected in net income (loss) attributable to noncontrolling interests on the consolidated statement of operations and exclude their share of carried interest allocation, which is reflected in incentive fee and carried interest compensation expense.
Private Aircraft—Pursuant to Mr. Ganzi’s employment agreement, the Company has agreed to reimburse Mr. Ganzi for the variable costs of business travel on a chartered or private jet (including any aircraft that Mr. Ganzi may partially or fully own), provided that the Company will not reimburse the allocable share (based on the total number of passengers) of such variable costs for any passenger who is not traveling on Company business. The Company has also agreed to reimburse Mr. Ganzi for the cost of up to 100 hours of personal travel, which is treated as a compensatory arrangement. Additionally, the Company has agreed to reimburse Mr. Ganzi for a proportional share of the fixed cash costs of any aircraft partially or fully owned by Mr. Ganzi. The fixed cost reimbursements will be made based on an allocable portion of annual fixed cash operating costs of the aircraft, based on the total number of hours the aircraft is used for Company business and personal hours claimed (up to 100 hours annually) divided by the total hours flown. Expenses incurred on behalf of Mr. Ganzi and expenses reimbursed or are reimbursable to Mr. Ganzi associated with the use of private aircraft (including both aircraft owned by Mr. Ganzi and third party chartered flights) totaled $1.6 million and $1.7 million for the three months ended March 31, 2026 and 2025.
15. Segment Reporting
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
The segment earnings measure is net income (loss) from continuing operations attributable to common stockholders.
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

	Three Months Ended March 31,
	2026	2025
Revenues
Fee revenue	$87,309	$90,139
Carried interest allocation	(44,729)	(55,464)
Principal investment income	24,586	5,307
Other income	5,070	5,465
Total revenues	72,236	45,447
Expenses
Compensation expense—cash and equity-based	49,150	46,110
Compensation expense—incentive fee and carried interest allocation	(23,140)	(22,304)
Administrative and other expenses	19,737	15,946
Interest expense	3,543	3,898
Transaction-related costs	14,168	4,421
Depreciation and amortization	5,320	7,226
Total expenses	68,778	55,297
Other income (loss)
Other gain (loss), net	4,053	(519)
Income (loss) from continuing operations before income taxes	7,511	(10,369)
Income tax benefit (expense)	8	(301)
Income (loss) from continuing operations	7,519	(10,670)
Income (loss) from continuing operations attributable to noncontrolling interests:
Redeemable noncontrolling interests	1,126	(748)
Investment entities	(19,213)	(27,882)
Operating Company	301	260
Income (loss) from continuing operations attributable to DigitalBridge Group, Inc.	$25,305	$17,700
Preferred stock dividends	14,660	14,660
Income (loss) from continuing operations attributable to common stockholders	$10,645	$3,040

Reconciliation of segment earnings measure to consolidated statement of operations:
Income (loss) from continuing operations attributable to common stockholders	$10,645	$3,040
Income (loss) from discontinued operations attributable to common stockholders	(5,340)	(3,918)
Net income (loss) attributable to common stockholders	$5,305	$(878)

Geography
Geographic information about the Company's total revenues from continuing operations and long-lived assets, excluding assets of discontinued operations, are as follows. Geography is generally presented as the location in which income generating services are substantially performed.

	Three Months Ended March 31,
(In thousands)	2026	2025
Total revenues by geography:
United States	$59,838	$33,090
Europe (1)	10,354	9,984
Other	759	15
Total (2)	$70,951	$43,089

(In thousands)	March 31, 2026	December 31, 2025
Long-lived assets by geography:
United States	$15,012	$16,319
Europe	10,564	10,878
Other	910	1,028
Total (3)	$26,486	$28,225
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
16. Commitments and Contingencies
Litigation
The Company may be involved in litigation and other proceedings that arise in the ordinary course of business. Other than as described below, as of March 31, 2026, the Company is not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.
On July 2, 2021, the Company was named as a defendant in the matter of Hernandez v. Colony Capital, Inc., et al., initially filed in the Superior Court of California, County of Sacramento on February 10, 2020 (the “Lawsuit”). The Lawsuit arises from the 2019 death of a resident at an assisted living facility located on a property that was part of a healthcare real estate investment portfolio owned by the Company prior to its strategic exit from the healthcare sector. In the Lawsuit, the plaintiffs alleged claims including negligence and wrongful death, among others, and sought compensatory and punitive damages. On March 3, 2026, the jury issued a verdict against several defendants, including the Company, for approximately $10.2 million in compensatory damages and $100 million in punitive damages. The court has determined to offset the compensatory damages, for which the Company is jointly and severally liable, using $2.5 million of settlement proceeds from several defendants, including the operator of the facility, that settled with the plaintiffs prior to conclusion of the trial in a settlement that the court ruled was not entered into in good faith. The Company’s share of the punitive damages, based on the jury’s findings, is $92 million. However, as of the filing of this Quarterly Report, no judgment has been entered by the court.
The Company disagrees with the verdict and intends to appeal any judgment based on that verdict and pursue all available post-trial remedies. The Company believes there are substantial grounds to challenge both liability findings and the size of the punitive damages award. However, the timing and outcome of post-trial proceedings and any appeal are uncertain, and the Company cannot predict the ultimate outcome of the Lawsuit. The Company believes any compensatory damages would be adequately covered by insurance, although the Company cannot be certain of ultimate recovery at this time. The Company continues to operate its business in the ordinary course and no longer owns or operates healthcare-related assets, having divested its healthcare portfolio in 2022.

The Company has accrued a contingent loss of $7.7 million in discontinued operations in the first quarter of 2026, which management believes to be a reasonable estimate of the probable loss incurred as of the reporting date. It is reasonably possible that an exposure to loss may exceed the amount accrued and that such excess could be significant. However, because the Lawsuit remains subject to significant uncertainties, the Company is unable to reasonably estimate the range of possible loss that may be attributable to liabilities, if any, in excess of the amount accrued. The Company’s contingent liability will be adjusted based upon future developments.
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
•the failure to satisfy any of the conditions to the consummation of the Merger;
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
While forward-looking statements reflect our good faith beliefs, assumptions and expectations, they are not guarantees of future performance. Furthermore, we disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. Moreover, because we operate in a very competitive and rapidly changing environment, new risk factors are likely to emerge from time to time. We caution investors not to place undue reliance on these forward-looking statements and urge you to carefully review the disclosures we make concerning risks in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report. Readers of this Quarterly Report should also read our other periodic filings made with the Securities and Exchange Commission (the "SEC") and other publicly filed documents for further discussion regarding such factors.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our unaudited consolidated financial statements and accompanying notes thereto, which are included in Item 1 of this Quarterly Report, as well as information contained in our Annual Report on Form 10-K for the year ended December 31, 2025, which is accessible on the SEC's website at www.sec.gov.

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
Our Business
We are a leading global investment manager in digital infrastructure, deploying and managing capital across the digital ecosystem, including data centers, cell towers, and fiber networks. Our diverse global investor base includes public and private pensions, sovereign wealth funds, other asset managers, insurance companies, and endowments. At March 31, 2026, we had $40.8 billion of fee earning equity under management ("FEEUM").
Our head office is in Boca Raton, Florida, with key offices in New York, London, Luxembourg and Singapore. At March 31, 2026, we had 311 employees.
We operate as a taxable C Corporation and conduct substantially all of our activities and hold substantially all of our assets and liabilities through our Operating Company. As sole managing member, we own 97% of the Operating Company at March 31, 2026.
Proposed Acquisition of DBRG
On December 29, 2025, DBRG, the Operating Company and indirect subsidiaries of SoftBank entered into the Merger Agreement pursuant to which, among other things, DBRG and the Operating Company would be acquired by such indirect subsidiaries through a series of mergers.
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
Consummation of the Merger required approval by DBRG’s common stockholders, which was received on April 23, 2026, and is subject to certain other closing conditions, including receipt of required consents for the Company’s flagship investment funds and from a specified percentage of fee-paying clients of the Company, and receipt of regulatory approvals, as well as customary closing conditions.
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
There can be no assurance that the Merger will be consummated. Risks and uncertainties associated with the Merger are discussed in Part I, Item 1A, “Risk Factors—Risks Related to the Merger” in our annual report on Form 10-K. All forward-looking statements herein do not take into account the impact of, or give any effect to, the Merger.
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
Presented below is total FEEUM by product:

(In billions)	March 31, 2026	December 31, 2025
Fee Earning Equity Under Management
DBP Series	$17.6	$17.8
Co-Investment Vehicles	15.3	15.2
InfraBridge	3.6	3.6
Core, Credit and Liquid Strategies	3.3	3.2
Separately Capitalized Portfolio Companies	1.0	1.2
	$40.8	$41.0
The following table summarizes changes in FEEUM:

Three Months Ended March 31, 2026
(In billions)
Fee Earning Equity Under Management
Balance at January 1	$41.0
Inflows (1)	0.2
Outflows (2)	(0.7)
Market activity (3)	0.3
Balance at March 31	$40.8
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

Fund Performance Metrics
Certain performance metrics for our key investment funds from inception through March 31, 2026 are presented in the table below. Excluded are funds with less than one year of performance history as of March 31, 2026, funds and separately managed accounts in the liquid strategy, co-investment vehicles and separately capitalized portfolio companies. The historical performance of our funds is not indicative of their future performance nor indicative of the performance of our other existing funds or of any of our future funds. An investment in DBRG is not an investment in any of our funds and these fund performance metrics are not indicative of the performance of DBRG.

($ in millions)	Inception Date (2)	Total Commitments	Invested Capital (3)	Available Capital (4)	Investment Value			MOIC (8) (10)		IRR (9) (10)
Fund (1)					Unrealized (5)	Realized (6)	Total (7)	Gross	Net	Gross	Net
Value-Add
DBP I	Mar-2018	$4,059	$4,825	$219	$4,985	$1,763	$6,748	1.4x	1.3x	8.6%	7.1%
DBP II	Nov-2020	8,286	8,158	535	10,450	984	11,434	1.4x	1.3x	9.9%	7.6%
Core
SAF	Nov-2022	1,110	1,045	154	988	138	1,126	1.1x	1.0x	3.0%	1.0%
InfraBridge
GIF I	Mar-2015	1,411	1,514	383	905	1,477	2,382	1.6x	1.4x	8.5%	5.6%
GIF II	Jun-2018	3,382	3,176	243	2,153	595	2,748	0.9x	0.7x	<0%	<0%
Credit
Credit I	Dec-2022	697	748	380	413	455	868	1.2x	1.1x	12.0%	8.4%
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

Results of Operations

	Three Months Ended March 31,
(In thousands)	2026	2025	Change
Revenues
Fee revenue	$87,309	$90,139	$(2,830)
Carried interest allocation (reversal)	(44,729)	(55,464)	10,735
Principal investment income	24,586	5,307	19,279
Other income	5,070	5,465	(395)
Total revenues	72,236	45,447	26,789
Expenses
Compensation expense—cash and equity-based	49,150	46,110	3,040
Compensation expense—incentive fee and carried interest allocation (reversal)	(23,140)	(22,304)	(836)
Administrative and other expenses	19,737	15,946	3,791
Interest expense	3,543	3,898	(355)
Transaction-related costs	14,168	4,421	9,747
Depreciation and amortization	5,320	7,226	(1,906)
Total expenses	68,778	55,297	13,481
Other income (loss)
Other gain (loss), net	4,053	(519)	4,572
Income (Loss) before income taxes	7,511	(10,369)	17,880
Income tax benefit (expense)	8	(301)	309
Income (Loss) from continuing operations	7,519	(10,670)	18,189
Income (Loss) from discontinued operations	(5,503)	(4,185)	(1,318)
Net income (loss)	2,016	(14,855)	16,871
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	1,126	(748)	1,874
Investment entities	(19,213)	(27,882)	8,669
Operating Company	138	(7)	145
Net income (loss) attributable to DigitalBridge Group, Inc.	19,965	13,782	6,183
Preferred stock dividends	14,660	14,660	—
Net income (loss) attributable to common stockholders	$5,305	$(878)	6,183
Revenues
In the first quarter, total revenues were $72.2 million in 2026 and $45.4 million in 2025. The changes in total revenues were driven by variability in unrealized carried interest reversals and unrealized principal investment income, both of which are a function of fair value changes in the underlying investments of our funds.
The key components of revenue are discussed in more detail below.
Fee Revenue

	Three Months Ended March 31,
(In thousands)	2026	2025	Change
Management fees	$85,471	$77,875	$7,596
Management fees—catch up (1)	—	11,985	(11,985)
Incentive fees	836	6	830
Other fee revenue	1,002	273	729
	$87,309	$90,139	(2,830)
__________
(1)    Catch-up fees are management fees charged in any given period that pertain to prior periods. With respect to subsequent closing of commitments during the fundraising period, management fees based upon commitments are charged retroactively to the fee activation date at initial closing of the fund through the subsequent close date.
Fee revenue in the first quarter was $2.8 million or 3% lower, at $87.3 million in 2026.
Year over year, FEEUM increased $3.5 billion or 9% to $40.8 billion at March 31, 2026 (from $37.3 billion at March 31, 2025).

The lower fee revenue can be attributed to the absence of catch-up fees in 2026 from our third flagship fund, which was partially offset by higher recurring fees from capital raised during 2025 prior to the final closing of the fund in October 2025. There was also additional capital deployment in other funds and new capital raised for co-investment vehicles that contributed incremental fees in 2026.
Carried Interest

	Three Months Ended March 31,
(In thousands)	2026	2025	Change
Carried interest
Distributed	$—	$2,470	$(2,470)
Unrealized	(44,729)	(57,934)	13,205
	$(44,729)	$(55,464)	10,735
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
2026 also included an incremental obligation to clawback carried interest of $7.7 million assuming a hypothetical liquidation of a carry paying fund at its March 31, 2026 estimated fair value. Of this amount, $6.8 million would be recoverable from current and former employees and a third party participation interest, resulting in an incremental liability to the Company of $0.9 million in the first quarter of 2026.
Principal Investment Income

	Three Months Ended March 31,
(In thousands)	2026	2025	Change
Principal investment income (loss)
Realized	$3,464	$35,038	$(31,574)
Unrealized	21,122	(29,731)	50,853
	$24,586	$5,307	19,279
Principal investment income represents the Company's proportionate share of net income (loss) from investments in its sponsored investment vehicles. Changes each period are driven predominantly by unrealized gain (loss) from changes in fair value of underlying fund investments.
Realized principal investment income in both years included distributions of interest income from our credit funds. 2025 also included $34.0 million of income distribution in connection with a secondary sale of equity by our DataBank portfolio company.
Other Income
Other income decreased $0.4 million to $5.1 million. This was driven by lower cost reimbursements from managed investment vehicles that are presented gross as income and expense ($1.1 million), partially offset by a net increase in other income (interest and dividends) from our consolidated liquid funds ($0.4 million).

Expenses
Total expenses were $68.8 million in 2026 and $55.3 million in 2025. The increase can be attributed to higher compensation and transaction costs in 2026 while 2025 administrative cost was net of insurance recoveries.
Changes in the various expense items are discussed below.
Compensation Expense

	Three Months Ended March 31,
(In thousands)	2026	2025	Change
Cash and equity-based compensation
Cash compensation	$41,753	$38,490	$3,263
Equity-based compensation	7,397	7,620	(223)
	$49,150	$46,110	3,040

Incentive fee and carried interest compensation allocation (reversal)
Carried interest distributed	$—	$1,599	$(1,599)
Carried interest unrealized	(26,613)	(23,907)	(2,706)
Incentive fees realized	3,473	4	3,469
	$(23,140)	$(22,304)	(836)
The higher cash and incentive fee compensation in 2026 can be attributed primarily to an incentive arrangement tied to income earned in prior periods.
The net reversal of carried interest compensation in both periods were consistent with the changes in carried interest, as discussed above.
Administrative and Other Expenses
Administrative and other expenses in the first quarter was $3.8 million higher at $19.7 million in 2026 compared to $15.9 million in 2025. The expense in 2025 had been netted down by $10.6 million of insurance recoveries related to litigation costs incurred in prior years, but that was partially offset by a loss accrual related to an employment arbitration ($5.3 million) and fund placement fees ($0.6 million) in 2025. The increase in 2026 can also be attributed to higher third party professional service costs, including reimbursable costs incurred on behalf of our managed investment vehicles, partially offset by lower litigation costs ($1.1 million) and lower fund organizational and diligence costs in 2026 ($1.3 million).
Interest Expense
Interest expense was $0.4 million lower at $3.5 million due to lower unused fees following a reduction in the VFN borrowing capacity in June 2025.
Transaction-Related Costs
Transaction-related costs was $9.7 million higher at $14.2 million, which includes cost attributed to the proposed acquisition of DBRG.
Depreciation and Amortization
Depreciation and amortization expense decreased $1.9 million attributed to management contract intangibles that have a declining amortization rate over time.
Other Gain (Loss), Net
In the first quarter, 2026 recorded an other gain, net of $4.1 million while 2025 recorded an other loss, net of $0.5 million, reflecting predominantly unrealized fair value changes in financial assets and financial liabilities in both periods, related primarily to our consolidated funds.

Income Tax Benefit (Expense)
Income tax expense was immaterial in 2026 and $0.3 million in 2025. The Company has operating losses and capital loss carryforwards that can be applied against current income tax expense for its domestic entities, and the deferred tax assets of these entities are currently subject to a full valuation allowance, resulting in an immaterial income tax impact for its domestic entities. With respect to the Company's foreign subsidiaries, the resulting foreign income tax impact remains immaterial, driven largely by its U.K. subsidiaries.
Income (Loss) from Discontinued Operations
The effect of discontinued operations was a net loss of $5.5 million in 2026 and $4.2 million in 2025 in the first quarter. 2025 included primarily an accrual for a state tax audit, which was partially reversed in 2026 upon settlement, while 2026 included a litigation related contingent loss.
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
Other items excluded from DE are generally non-cash in nature, including income (loss) items that are unrealized, or otherwise do not represent current or future cash obligations. These items are excluded from DE as they do not contribute to the measurement of DE as a net realized earnings measure that is used in decision making related to distributions and reinvestments.
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

Non-GAAP Results
Results of our non-GAAP measures attributable to the Operating Company were determined as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025	Change
Fee revenue (1)	$87,476	$90,229	$(2,753)
Cash compensation (1)	(45,461)	(38,096)	(7,365)
Administrative and other expenses (1)	(17,996)	(17,183)	(813)
Fee-Related Earnings—attributable to Operating Company	24,019	34,950	(10,931)
Realized principal investment income (loss)	3,077	34,907	(31,830)
Distributed carried interest and incentive fees subject to realization events, net of associated expense allocation	—	864	(864)
Interest expense and preferred dividends	(17,767)	(18,010)	243
Other income (expense), net (2)	4,053	2,294	1,759
Income tax benefit (expense)	8	(301)	309
Distributable Earnings, after tax—attributable to Operating Company	$13,390	$54,704	(41,314)
________
(1)    These amounts are determined based upon the definition of FRE as described above and therefore, differ from those presented on the consolidated statements of operations.
(2) Other income (expense), net, includes interest, dividend and other income, placement fee and other expense, and other realized gain (loss).
Fee-Related Earnings
In the first quarter, FRE was $24.0 million in 2026, $10.9 million lower than in 2025.
Fee revenue decreased $2.8 million, attributed to the absence of catch-up fees in 2026 from our third flagship fund that had its final closing in October 2025. This was partially offset by higher recurring fees from additional capital raises and deployments. Additionally, operating cost was $8.2 million higher, driven by compensation cost.
Distributable Earnings
In the first quarter, DE was $13.4 million in 2026 compared to $54.7 million in 2025. In comparison, 2025 had benefitted from $35 million of realized principal investment income and carried interest received from a secondary sale of equity by our DataBank portfolio company. 2026 also recorded a lower FRE as discussed above.

Distributable Earnings and Fee-Related Earnings Reconciliation

	Three Months Ended March 31,
(In thousands)	2026	2025
Net income (loss) attributable to common stockholders	$5,305	$(878)
Net income (loss) attributable to noncontrolling interests in Operating Company	138	(7)
Net income (loss) attributable to Operating Company	5,443	(885)
Transaction-related costs and non-core items (1)	14,391	435
Other (gain) loss, net (2)	(3,736)	667
Unrealized principal investment income (3)	(25,897)	29,847
Unrealized carried interest, net of associated expense (allocation) reversal (4)	1,227	5,816
Equity-based compensation	7,543	7,711
Depreciation and amortization expense	5,320	7,226
Amortization of deferred financing costs, debt premiums and discounts	406	524
Adjustments attributable to noncontrolling interests in investment entities (5)	3,191	(822)
OP share of (income) loss from discontinued operations	5,502	4,185
Distributable Earnings, after tax—attributable to Operating Company	13,390	54,704
Realized principal investment (income) loss	(3,077)	(34,907)
Distributed carried interest and incentive fees subject to realization events, net of associated expense allocation (4)	—	(864)
Interest expense and preferred dividends	17,767	18,010
Other (income) expense, net (6)	(4,053)	(2,294)
Income tax (benefit) expense	(8)	301
Fee-Related Earnings—attributable to Operating Company	$24,019	$34,950
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
(3)    Unrealized principal investment income represents only the Operating Company's share, net of a third party participation interest.
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
(6) Other income (expense), net, includes interest, dividend and other income, placement fee and other expense, and other realized gain (loss).
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
•lease payments on our corporate offices; and
•other obligations, including carried interest clawback and contingencies.

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
Overview
At March 31, 2026, we had $250 million of available corporate cash. This generally represents cash at our OP entity after allocating cash for certain compensatory liabilities, and excludes cash held at subsidiaries of the OP, including cash maintained to satisfy regulatory capital requirements in applicable foreign jurisdictions and cash held by consolidated funds. We also have the full $100 million available to be drawn under our VFN facility.
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
Preferred Stock—We have outstanding preferred stock with a redemption value totaling $822 million (at $25 per share), bearing a weighted average dividend rate of 7.135% per annum, with aggregate dividend payments of $14.7 million per quarter.
Contractual Obligations, Commitments and Contingencies
Debt Obligations
As of the date of this filing, our corporate debt is composed of our Class A-2 Notes, with our VFN undrawn.

($ in thousands)	Outstanding Principal	Interest Rate (Per Annum)	Anticipated Repayment Date	Years Remaining to Maturity
Class A-2 Notes	$300,000	3.93%	September 2026	0.5
Investment Commitments
Fund Commitments—As general partner, we typically have minimum capital commitments to our sponsored funds ranging from 0.02% to 0.72% of the total capital commitments of a fund at final closing, although we may elect to make additional investments in new products. With respect to our flagship value-add DBP fund series, and InfraBridge funds, we have made additional capital commitments as a general partner affiliate, generally ranging from 1.43% to 4.29%, alongside our investors. Our fund capital investments further align our interests to our investors. As of March 31, 2026, we had unfunded equity commitments to our sponsored funds totaling $212 million as general partner and general partner affiliate (including commitments attributed to the ownership by employees and former employees in our general partner entities). Generally, the timing for funding of these commitments is not known and the commitments are callable on demand at any time prior to their respective expirations.
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
At March 31, 2026, $32.6 million of previously distributed carried interest on an after-tax basis would be subject to clawback assuming a hypothetical liquidation of carry paying funds at the March 31, 2026 estimated fair values. Of this amount, $27.4 million and $1.5 million of the clawback obligation would be the responsibility of current/former employees and a third party participation interest, respectively. The Company's share of the clawback obligation would be $3.7 million as of March 31, 2026. In this case, actual clawback obligation, if any, would be determined and become payable at the end of the life of the fund. To satisfy the employees' share of this clawback obligation, $15.2 million of carried interest had been withheld from payment to employees at the time of distribution.
Lease Obligations
At March 31, 2026, we had operating lease obligations of $30 million for in-place leases on currently occupied corporate offices and commitments on a future office lease of $58 million that is expected to commence in July 2026 with a 10.8 year lease term. With respect to the new lease, the Company intends to sub-lease a portion of the new office space, which will reduce its future lease obligation.
We currently sub-lease a portion of certain existing office space over the remaining term of the respective leases and expect to receive fixed sub-lease payments totaling $3 million over the remaining life of the sub-lease contracts.
The Company's lease obligations will be funded through corporate operating cash. Lease obligation amounts represent discounted fixed lease payments over contractual lease terms of up to 10 years, excluding any contingent or other variable lease payments, and factor in lease renewal or termination options only if it is reasonably certain that such options would be exercised.
Other Contingencies
We may be involved in litigation and other proceedings that arise in the ordinary course of business, as discussed in Note 16 to the consolidated financial statements in Item 1 of this Quarterly Report.
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
We are in the process of refinancing our corporate debt and replacing the term notes and VFN prior to their anticipated repayment date in September 2026.

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
Consolidated Cash Flows
The following table summarizes the activities from our consolidated statements of cash flows, including discontinued operations.

	Three Months Ended March 31,
(In thousands)	2026	2025
Cash, cash equivalents and restricted cash—beginning of period	$395,490	$306,298
Net cash generated by (used in):
Operating activities	(39,950)	50,298
Investing activities	101,381	17,474
Financing activities	(38,627)	(21,875)
Effect of exchange rates on cash, cash equivalents and restricted cash	(904)	1,911
Cash, cash equivalents and restricted cash—end of period	$417,390	$354,106
Operating Activities
Cash inflows from operating activities are generated primarily through fee-related earnings, distributions of our share of net carried interest, and distribution of earnings from our general partner affiliate interests in our sponsored funds.
Our operating activities generated net cash outflows of $40.0 million in 2026 and inflows of $50.3 million in 2025. Outside of recurring operating activities, cash inflows in 2025 also included distribution of earnings from the secondary sale of equity in our DataBank portfolio company of $34.0 million and $10.6 million from net insurance recoveries related to litigation costs largely incurred in prior years.
Investing Activities
Investing activities relate largely to our consolidated liquid funds that invest in marketable equity securities, and our general partner and general partner affiliate investments in sponsored funds, including drawdown of commitments and return of capital from syndications or realized fund investments.
Our investing activities generated net cash inflows in 2026 and 2025.
•In 2026, net cash inflows of $101.4 million included $80.0 million of proceeds received in January 2026 from syndication of our interests in sponsored funds in December 2025, $15.3 million of distributions, net of fundings, for our general partner and general partner affiliate commitments in our sponsored funds, and $5.1 million of net inflows from the investing activities of our consolidated liquid funds that hold marketable equity securities.

•In 2025, net cash inflows were $17.5 million. We received $24.8 million return of capital from the secondary sale of equity in our DataBank portfolio company. Otherwise we funded $7.0 million, net of distributions, for our general partner and general partner affiliate commitments in our sponsored funds, while the investing activities of our consolidated liquid funds which hold marketable equity securities resulted in a net cash outflow of $0.7 million.
Financing Activities
We incur cash outlays primarily for payments on our corporate debt, and dividends to our preferred and common stockholders.
Financing activities generated net cash outflows in 2026 and 2025.
•In 2026, net cash outflows of $38.6 million were driven by common and preferred dividend payments of $16.5 million and $11.1 million of capital distributions to limited partners in our consolidated funds.
•The net cash outflows of $21.9 million in 2025 included $16.4 million of common and preferred dividend payments and a $2.1 million third party participation interest in net distributions from DBP I.
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
There have been no changes to our critical accounting policies since the filing of our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Recent Accounting Updates
The effects of accounting standards adopted in 2026 and the potential effects of accounting standards to be adopted in the future are described in Note 2 to our consolidated financial statements in Item 1 of this Quarterly Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of financial loss from adverse movement in market prices. The primary sources of market risk are interest rates, foreign currency rates and equity prices.
Our business is exposed primarily to the effect of market risk on our fee revenue, principal investment income and net carried interest allocation, foreign currency risk on non-U.S. investment management business, interest rate risk on our VFN, and equity price risk on marketable equity securities held by consolidated investment vehicles.

Market Risk Effect on Fee Revenue, Principal Investment Income and Net Carried Interest Allocation
Management Fees—To the extent management fees are based upon fair value of the underlying investments of our managed investment vehicles, an increase or decrease in fair value will directly affect our management fee revenue. Generally, our management fee revenue is calculated based upon investors' committed capital during the commitment period of the vehicle, and thereafter, contributed or invested capital during the investing and liquidating periods, or invested capital from inception for Credit and co-investment vehicles. To a lesser extent, management fees are based upon the NAV of vehicles in our Liquid Strategies or GAV for certain InfraBridge vehicles, measured at fair value. At March 31, 2026, vehicles with NAV or GAV fee basis made up 5% of our $40.8 billion FEEUM and accounted for $3.7 million of management fees for the three months ended March 31, 2026. Accordingly, most of our management fee revenue are not directly affected by changes in investment fair values.
Principal Investment Income (Loss)—This is our share of income (loss) from equity interests in our sponsored funds, which in turn is largely driven by fair value changes in the underlying investments of the funds.
A hypothetical 10% decline in the fair value of fund investments at March 31, 2026 would decrease the OP's share of principal investment income by approximately $77 million.
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
A hypothetical 10% decline in the fair value of fund investments at March 31, 2026 would decrease unrealized carried interest by approximately $68 million, representing the OP's share of carried interest net of allocations to employees and a third party participation interest.
Our incentive fees are recognized when it is probable that a significant reversal of the cumulative incentive fees will not occur, which is typically when the fees become realizable or realized at the end of the performance measurement period. At March 31, 2026, there were no incentive fees recorded that have not been fully realized.
Foreign Currency Risk
As of March 31, 2026, we had limited direct foreign currency exposure from our foreign operations and there were no foreign currency denominated investments on the balance sheet. Changes in foreign currency rates can adversely affect earnings and the value of our foreign currency denominated investments, including investments in our foreign subsidiaries.
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
Our corporate debt exposure to variable interest rates is limited to our VFN revolver, which had no outstanding balance at March 31, 2026.
Equity Price Risk
At March 31, 2026, we had $118 million of long positions and $81 million of short positions in marketable equity securities held by our consolidated liquid funds. Realized and unrealized gains and losses from marketable equity securities are recorded in other gain (loss) on the consolidated statement of operations. Market prices for publicly traded equity securities may fluctuate due to a myriad of factors, including but not limited to, financial performance of the investee, industry conditions, economic and political environment, trade volume, and general sentiments in the equity markets. Therefore the level of volatility and price fluctuations are unpredictable. Our funds constantly rebalance their investment portfolio to take advantage of market opportunities and to manage risk. Additionally, one of our funds employs a long/short equity strategy, taking long positions that serve as collateral for short positions, which in combination, reduces its market risk exposure. The effect of equity price decreases to earnings attributable to our stockholders is further reduced as our consolidated liquid funds are partially owned by third party capital, which represent redeemable noncontrolling interests.
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
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures    . Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2026.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings.
The information set forth under "Litigation" in Note 16 to the consolidated financial statements in Item 1 of this Quarterly Report is incorporated herein by reference.
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed in response to "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2025, which is available on the SEC’s website at www.sec.gov.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
Shares of class A common stock, as described below, were issued in reliance on Sections 3(a)(9) or 4(a)(2) of the Securities Act of 1933, as amended.
Redemption of Membership Units in OP ("OP units")
Holders of OP units have the right to require the OP to redeem all or a portion of their OP units for cash or, at our option, shares of class A common stock on a one-for-one basis. In the first quarter of 2026, 306,346 shares of class A common stock were issued in satisfaction of redemption requests by OP unit holders.
Item 3.     Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the quarter ended March 31, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
Dated: April 28, 2026

DigitalBridge Group, Inc.

By:	/s/ Marc C. Ganzi
Marc C. Ganzi
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Thomas Mayrhofer
Thomas Mayrhofer
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Tracey Teh
Tracey Teh
Chief Accounting Officer (Principal Accounting Officer)