Form 10-Q
period 2026-06-30
DigitalBridge Group, Inc.
filed 2026-08-04
CIK 1679688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2026, 187,495,281 shares of the Registrant's class A common stock were outstanding and no shares of class B common stock were outstanding.

DigitalBridge Group, Inc.
Form 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
DigitalBridge Group, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	June 30, 2026 (Unaudited)	December 31, 2025
Assets
Cash and cash equivalents	$508,221	$382,508
Restricted cash	6,562	12,982
Investments	2,612,683	2,266,403
Goodwill	465,602	465,602
Intangible assets	38,678	48,395
Other assets	41,246	138,914
Due from affiliates	90,527	104,378
Total assets	$3,763,519	$3,419,182
Liabilities
Debt	$291,766	$298,804
Other liabilities	825,474	670,155
Total liabilities	1,117,240	968,959
Commitments and contingencies (Note 16)
Redeemable noncontrolling interests	42,749	33,226
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value per share; $821,899 liquidation preference; 250,000 shares authorized; 32,876 shares issued and outstanding	794,670	794,670
Common stock, $0.01 par value per share
Class A, 237,250 shares authorized; 186,671 and 182,643 shares issued and outstanding	1,867	1,826
Class B, 250 shares authorized; 0 and 0 shares issued and outstanding	—	—
Additional paid-in capital	8,091,683	8,066,683
Accumulated deficit	(6,547,204)	(6,761,498)
Accumulated other comprehensive income (loss)	4,449	5,616
Total stockholders’ equity	2,345,465	2,107,297
Noncontrolling interests in investment entities	233,605	268,977
Noncontrolling interests in Operating Company	24,460	40,723
Total equity	2,603,530	2,416,997
Total liabilities, redeemable noncontrolling interests and equity	$3,763,519	$3,419,182

The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Fee revenue	$87,837	$85,262	$175,146	$175,401
Carried interest allocation (reversal)	286,018	(115,074)	241,289	(170,538)
Principal investment income	127,838	20,437	152,424	25,744
Other income	6,986	6,168	12,056	11,633
Total revenues	508,679	(3,207)	580,915	42,240
Expenses
Compensation expense—cash and equity-based	50,464	47,002	99,614	93,112
Compensation expense—incentive fee and carried interest allocation (reversal)	185,455	(43,372)	162,315	(65,676)
Administrative and other expenses	21,784	11,440	41,521	27,386
Interest expense	5,484	4,570	9,027	8,468
Transaction-related costs	6,192	4,208	20,360	8,629
Depreciation and amortization	5,498	8,585	10,818	15,811
Total expenses	274,877	32,433	343,655	87,730
Other income (loss)
Other gain (loss), net	4,494	9,063	8,547	8,544
Income (loss) from continuing operations before income taxes	238,296	(26,577)	245,807	(36,946)
Income tax benefit (expense)	(941)	(753)	(933)	(1,054)
Income (loss) from continuing operations	237,355	(27,330)	244,874	(38,000)
Income (loss) from discontinued operations	(426)	1,646	(5,929)	(2,539)
Net income (loss)	236,929	(25,684)	238,945	(40,539)
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	882	1,397	2,008	649
Investment entities	3,435	(59,785)	(15,778)	(87,667)
Operating Company	5,272	1,082	5,410	1,075
Net income (loss) attributable to DigitalBridge Group, Inc.	227,340	31,622	247,305	45,404
Preferred stock dividends	14,660	14,660	29,320	29,320
Net income (loss) attributable to common stockholders	$212,680	$16,962	$217,985	$16,084
Income (loss) per share—basic
Income (loss) from continuing operations per common share—basic	$1.15	$0.09	$1.22	$0.10
Net income (loss) attributable to common stockholders per common share—basic	$1.15	$0.10	$1.19	$0.09
Income (loss) per share—diluted
Income (Loss) from continuing operations per common share—diluted	$1.15	$0.09	$1.21	$0.10
Net income (loss) attributable to common stockholders per common share—diluted	$1.15	$0.10	$1.18	$0.09
Weighted average number of shares
Basic	181,131	173,059	180,237	172,373
Diluted	182,086	173,093	181,157	172,449
Dividends declared per common share	$0.01	$0.01	$0.02	$0.02

The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$236,929	$(25,684)	$238,945	$(40,539)
Changes in accumulated other comprehensive income (loss)—foreign currency translation	(148)	4,234	(1,274)	6,463
Comprehensive income (loss)	236,781	(21,450)	237,671	(34,076)
Comprehensive income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	882	1,397	2,008	649
Investment entities	3,435	(59,785)	(15,778)	(87,667)
Operating Company	5,268	1,336	5,372	1,471
Comprehensive income (loss) attributable to stockholders	$227,196	$35,602	$246,069	$51,471

The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Equity
(In thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2024	$794,670	$1,744	$7,999,165	$(6,837,502)	$505	$1,958,582	$430,528	$77,724	$2,466,834
Net income (loss)	—	—	—	13,782	—	13,782	(27,882)	(7)	(14,107)
Other comprehensive income (loss)	—	—	—	—	2,087	2,087	—	142	2,229
Redemption of OP units for class A common stock	—	—	84	—	—	84	—	(84)	—
Equity-based compensation	—	24	7,091	—	—	7,115	—	40	7,155
Shares canceled for tax withholdings on vested equity awards	—	(5)	(5,032)	—	—	(5,037)	—	—	(5,037)
Contributions from noncontrolling interests	—	—	—	—	—	—	2,897	—	2,897
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,763)	(120)	(2,883)
Preferred stock dividends	—	—	—	(14,660)	—	(14,660)	—	—	(14,660)
Common stock dividends declared ($0.01 per share)	—	—	—	(1,763)	—	(1,763)	—	—	(1,763)
Reallocation of equity (Notes 2 and 8)	—	—	572	—	5	577	—	(577)	—
Balance at March 31, 2025	$794,670	$1,763	$8,001,880	$(6,840,143)	$2,597	$1,960,767	$402,780	$77,118	$2,440,665
Net income (loss)	—	—	—	31,622	—	31,622	(59,785)	1,082	(27,081)
Other comprehensive income (loss)	—	—	—	—	3,980	3,980	—	254	4,234
Redemption of OP Units for class A common stock	—	43	28,066	—	—	28,109	—	(28,109)	—
Equity-based compensation	—	3	10,661	—	—	10,664	—	40	10,704
Shares canceled for tax withholdings on vested equity awards	—	—	(400)	—	—	(400)	—	—	(400)
Contributions from noncontrolling interests	—	—	—	—	—	—	14,228		14,228
Distributions to noncontrolling interests	—	—	—	—	—	—	(7)	(75)	(82)
Preferred stock dividends	—	—		(14,660)		(14,660)	—	—	(14,660)
Common stock dividends declared ($0.01 per share)	—	—		(1,812)		(1,812)	—	—	(1,812)
Reallocation of equity (Notes 2 and 8)	—	—	113		148	261	—	(261)	—
Balance at June 30, 2025	$794,670	$1,809	$8,040,320	$(6,824,993)	$6,725	$2,018,531	$357,216	$50,049	$2,425,796

The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Equity (Continued)
(In thousands, except per share data)
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests in Investment Entities	Noncontrolling Interests in Operating Company	Total Equity

Balance at December 31, 2025	$794,670	$1,826	$8,066,683	$(6,761,498)	$5,616	$2,107,297	$268,977	$40,723	$2,416,997
Net income (loss)				19,965		19,965	(19,213)	138	890
Other comprehensive income (loss)					(1,092)	(1,092)		(34)	(1,126)
Redemption of OP units for class A common stock		3	2,061			2,064		(2,064)	—
Equity-based compensation		2	6,902			6,904		40	6,944
Shares canceled for tax withholdings on vested equity awards		(7)	(11,854)			(11,861)			(11,861)
Contributions from noncontrolling interests						—	771		771
Distributions to noncontrolling interests						—	(10,938)	(55)	(10,993)
Preferred stock dividends				(14,660)		(14,660)			(14,660)
Common stock dividends declared ($0.01 per share)				(1,824)		(1,824)			(1,824)
Reallocation of equity (Notes 2 and 8)			97		8	105		(105)	—
Balance at March 31, 2026	$794,670	$1,824	$8,063,889	$(6,758,017)	$4,532	$2,106,898	$239,597	$38,643	$2,385,138
Net income (loss)				227,340		227,340	3,435	5,272	236,047
Other comprehensive income (loss)					(144)	(144)		(4)	(148)
Redemption of OP units for class A common stock		25	17,439			17,464		(17,464)	—
Equity-based compensation		19	9,323			9,342		41	9,383
Shares canceled for tax withholdings on vested equity awards		(1)	(905)			(906)			(906)
Contributions from noncontrolling interests						—	413		413
Distributions to noncontrolling interests						—	(9,840)	(30)	(9,870)
Preferred stock dividends				(14,660)		(14,660)			(14,660)
Common stock dividends declared ($0.01 per share)				(1,867)		(1,867)			(1,867)
Reallocation of equity (Notes 2 and 8)			1,937		61	1,998		(1,998)	—
Balance at June 30, 2026	$794,670	$1,867	$8,091,683	$(6,547,204)	$4,449	$2,345,465	$233,605	$24,460	$2,603,530

The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities
Net income (loss)	$238,945	$(40,539)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized carried interest (allocation) reversal, net	(78,842)	105,220
Unrealized principal investment (income) loss	(142,632)	(24,525)
Realized principal investment loss	4,574	40,256
Equity-based compensation	14,600	17,859
Amortization of deferred financing costs	1,426	1,630
Depreciation and amortization	10,818	15,811
Deferred income tax (benefit) expense	(565)	(1,161)
Other (gain) loss, net	(416)	(11,714)
(Increase) decrease in other assets and due from affiliates	23,190	23,260
Increase (decrease) in other liabilities and due to affiliates	(22,318)	1,935
Other adjustments, net	(1,579)	(761)
Net cash generated by (used in) operating activities	47,201	127,271
Cash Flows from Investing Activities
Contributions to and acquisition of equity investments	(177,859)	(189,766)
Return of capital from equity and debt investments	80,905	68,642
Proceeds from sale of equity investments	236,691	53,546
Purchase of fixed assets	(149)	(928)
Net cash generated by (used in) investing activities	139,588	(68,506)
Cash Flows from Financing Activities
Dividends paid to preferred stockholders	(29,320)	(29,320)
Dividends paid to common stockholders	(3,651)	(3,510)
Borrowings on corporate debt	300,000	—
Repayment of corporate debt	(300,000)	—
Payment of corporate debt offering cost	(8,464)	—
Shares canceled for tax withholdings on vested equity awards	(12,767)	(5,437)
Contributions from noncontrolling interests	10,384	18,425
Distributions to and redemption of noncontrolling interests	(22,576)	(5,222)
Net cash generated by (used in) financing activities	(66,394)	(25,064)
Effect of foreign exchange on cash, cash equivalents and restricted cash	(1,102)	5,022
Net increase (decrease) in cash, cash equivalents and restricted cash	119,293	38,723
Cash, cash equivalents and restricted cash—beginning of period	395,490	306,298
Cash, cash equivalents and restricted cash—end of period	$514,783	$345,021

DigitalBridge Group, Inc.
Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets

	Six Months Ended June 30,
	2026	2025
Beginning of period
Cash and cash equivalents	$382,508	$302,154
Restricted cash	12,982	4,144
Total cash, cash equivalents and restricted cash—beginning of period	$395,490	$306,298

End of period
Cash and cash equivalents	$508,221	$340,698
Restricted cash	6,562	4,323
Total cash, cash equivalents and restricted cash—end of period	$514,783	$345,021
Supplemental Disclosure of Cash Flow Information

	Six Months Ended June 30,
(In thousands)	2026	2025
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$7,514	$6,903
Cash paid (received) for income taxes	2,025	1,642
Operating lease payments for corporate offices	5,013	4,362
Supplemental Disclosure of Cash Flows from Discontinued Operations
Net cash generated by (used in) operating activities of discontinued operations	$1,997	$(275)
Supplemental Disclosure of Noncash Investing and Financing Activities
Dividends and distributions payable	$16,557	$16,545
Redemption of OP units for common stock	19,528	28,193
Operating lease liabilities arising from establishment of ROU assets for corporate offices	20	4,007
The accompanying notes form an integral part of the consolidated financial statements.

DigitalBridge Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2026
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
Organization
DBRG operates as a taxable C Corporation and conducts all of its activities and holds substantially all of its assets and liabilities through its operating subsidiary, DigitalBridge Operating Company, LLC (the "Operating Company" or the "OP"). DBRG, as sole managing member, owned 98% of the OP at June 30, 2026, with the remaining 2% owned by certain current and former employees of the Company as noncontrolling interest.
SoftBank's Proposed Acquisition of DBRG
On December 29, 2025, DBRG, the Operating Company and indirect subsidiaries of SoftBank Group Corp. (TSE: 9984, "SoftBank") entered into an agreement and plan of merger pursuant to which, among other things, DBRG and the Operating Company would be acquired by such indirect subsidiaries pursuant to a series of mergers (collectively, the "SoftBank Merger").
SoftBank, through its indirect subsidiaries, will acquire all of (i) DBRG's issued and outstanding common stock and (ii) the OP common units that are not held by DBRG and the Operating Company (unless otherwise agreed by a holder of OP units and SoftBank through its indirect subsidiary), for $16.00 per share or per unit in cash. The preferred stock of DBRG and the preferred units of the Operating Company will remain outstanding. All warrants to purchase DBRG's common stock have either been exercised or otherwise expired in July 2026.
The required approval or consent for the SoftBank Merger has been received from DBRG's common stockholders and from the Company's flagship investment funds and a specified percentage of fee-paying clients. As of the date of this filing, consummation of the SoftBank Merger is still subject to receipt of regulatory approvals and satisfaction of customary closing conditions.
Upon consummation of the SoftBank Merger, the Company will become an indirect subsidiary of SoftBank.
DBRG's Proposed Acquisition of ArcLight
On May 23, 2026, DBRG and its subsidiaries entered into a definitive agreement to acquire ArcLight Capital Partners, LLC ("ArcLight"), a leading specialist investor in power and electric infrastructure, for a total purchase price of up to $1.05 billion (the "ArcLight Acquisition"). The consideration is composed of a base purchase price of $650 million plus a contingent consideration of up to $400 million payable based upon annual ArcLight earnings for each fiscal year from 2027 through 2029. The ArcLight Acquisition will be funded through a combination of cash on hand and debt financing.
The ArcLight Acquisition is conditioned upon closing of the SoftBank Merger, and is subject to customary closing conditions, including regulatory approvals and consents from limited partners of ArcLight funds.
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
The ASU is effective for the Company's annual reporting periods beginning January 1, 2027 (that is, Form 10-K for the year ending December 31, 2027) and interim reporting periods beginning January 1, 2028 (that is, Form 10-Q for the quarter ending March 31, 2028). Early adoption is permitted. Transition is prospective with the option to apply retrospective application. The Company is currently evaluating the effects of this new guidance.
3. Investments
The Company's equity and debt investments are represented by the following:

(In thousands)	June 30, 2026	December 31, 2025
Equity method investments
Principal investments	$1,517,895	$1,433,113
Carried interest allocation	780,425	540,890
Other equity investments	28,771	25,570
Debt investment	28,563	30,490
	2,355,654	2,030,063
Equity investments of consolidated funds
Marketable equity securities	135,790	115,101
Other investment	121,239	121,239
	$2,612,683	$2,266,403
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
Carried Interest Distributed
Carried interest distributed was $9.4 million in the second quarter of 2026 and $2.5 million in the first quarter of 2025, of which $5.7 million and $1.6 million, respectively, were allocated to current and former employees, recorded as carried interest compensation.
Clawback Obligation
At June 30, 2026, $32.6 million of previously distributed carried interest on an after-tax basis ($25.0 million at December 31, 2025) would be subject to clawback assuming a hypothetical liquidation of carry paying funds at the June 30, 2026 estimated fair values. The clawback liability is included in amount due to affiliates (Note 14). At June 30, 2026, $27.4 million and $1.5 million of the clawback obligation ($20.9 million and $1.2 million at December 31, 2025) would be the responsibility of current/former employees and a third party participation interest, respectively. These amounts are included in due from affiliates (Note 14) and as an allocation to noncontrolling interests in investment entities. The Company's share of the clawback obligation would be $3.7 million as of June 30, 2026 ($2.9 million at December 31, 2025). In this case, actual clawback obligation, if any, would be determined and become payable at the end of the life of the fund. To satisfy the employees' share of this clawback obligation, $15.2 million of carried interest had been withheld from payment to employees at the time of distribution.
If, at June 30, 2026, all of the funds' investments are deemed to have no value, a possibility that the Company views as remote, the amount of carried interest distributed to date subject to potential clawback would be $108.1 million on an after-tax basis, of which $69.0 million would be the responsibility of current and former employees and $2.6 million the responsibility of a third party participation interest. To satisfy employees' clawback obligation, $21.7 million of cash had been withheld from payment to employees to date and with respect to certain distributed carried interest, a portion of employees' equity investment will serve as collateral.
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
The balance of the CLO subordinated notes is summarized as follows:

	Amortized Cost without Allowance for Credit Loss	Allowance for Credit Loss	Gross Cumulative Unrealized
(in thousands)			Gains	Losses	Fair Value
June 30, 2026	$28,563	$—	$—	$—	$28,563
December 31, 2025	30,490	—	—	—	30,490
In estimating fair value of the CLO subordinated notes, classified as Level 3 of the fair value hierarchy, the Company used a benchmarking approach by looking to the implied credit spreads derived from observed prices on recent comparable CLO issuances, and also considering the current size and diversification of the CLO collateral pool, and projected return on the subordinated notes. Based upon these data points, at June 30, 2026 and December 31, 2025, the Company determined that the issued price of the subordinated notes, net of capital distributions, approximates a reasonable representation of fair value and that the CLO subordinated notes are not impaired.
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
4. Intangible Assets
Intangible assets are composed of the following:

	June 30, 2026			December 31, 2025
(In thousands)	Carrying Amount (1)(2)	Accumulated Amortization(1)(2)	Net Carrying Amount(1)	Carrying Amount (1)(2)	Accumulated Amortization(1)(2)	Net Carrying Amount(1)
Investment management contracts	$138,232	$(122,280)	$15,952	$139,682	$(117,342)	$22,340
Investor relationships	54,225	(33,400)	20,825	54,497	(30,634)	23,863
Trade name	4,300	(2,984)	1,316	4,300	(2,769)	1,531
Other (3)	1,518	(933)	585	1,518	(857)	661
	$198,275	$(159,597)	$38,678	$199,997	$(151,602)	$48,395
__________
(1)    Presented net of impairments and write-offs, if any.
(2)    Exclude intangible assets that were fully amortized in prior years.
(3)    Represents primarily the value of an acquired domain name.

Amortization expense for finite-lived intangible assets totaled $4.8 million and $6.6 million for the three months ended June 30, 2026 and 2025, respectively, and $9.5 million and $13.2 million for the six months ended June 30, 2026 and 2025, respectively. There was no impairment of identifiable intangible assets in the periods presented.
Future Amortization of Intangible Assets
The following table presents the expected future amortization of finite-lived intangible assets:

	Year Ending December 31,
(In thousands)	Remaining 2026	2027	2028	2029	2030	2031 and thereafter	Total
Amortization expense	$8,302	$12,041	$7,947	$3,134	$1,471	$5,783	$38,678
5. Restricted Cash, Other Assets and Other Liabilities
Restricted Cash
Restricted cash represents primarily cash reserves that are maintained pursuant to the governing documents of the corporate securitized debt.
Other Assets
The following table summarizes the Company's other assets.

(In thousands)	June 30, 2026	December 31, 2025
Prepaid taxes and deferred tax assets, net	$4,713	$3,936
Operating lease right-of-use asset for corporate offices	18,572	21,237
Accounts receivable, net (1)	2,695	96,470
Prepaid expenses	5,482	6,758
Fixed assets, net (2)	6,698	6,988
Miscellaneous assets	578	1,197
Assets of discontinued operations	187	193
	38,925	136,779
Other assets of consolidated funds	2,321	2,135
Total other assets	$41,246	$138,914
__________
(1)    Amount at December 31, 2025 included $90.1 million of consideration due from fund investors who assumed interests in the Company's sponsored funds previously held by the Company, with such amounts fully received in January 2026.
(2)    Net of accumulated depreciation of $11.0 million at June 30, 2026 and $10.2 million at December 31, 2025.

Other Liabilities
The following table summarizes the Company's other liabilities:

(In thousands)	June 30, 2026	December 31, 2025
Deferred investment management fees (Note 11) (1)	$23,476	$26,882
Interest payable on corporate debt	185	98
Common and preferred stock dividends payable	16,557	16,545
Current and deferred income tax liability	4,702	5,377
Accrued compensation	39,093	69,475
Accrued incentive fee and carried interest compensation	506,455	358,506
Operating lease liability for corporate offices	27,918	32,162
Accounts payable and accrued expenses	65,022	43,888
Due to affiliates (Note 14)	34,099	26,112
Miscellaneous liabilities	1,390	3,084
	718,897	582,129
Other liabilities of consolidated funds
Securities sold short	91,838	74,287
Due to custodians	13,315	13,483
Miscellaneous liabilities	1,424	256
Total other liabilities	$825,474	$670,155
__________
(1)    Deferred investment management fees are expected to be recognized as fee revenue over a weighted average period of 3.7 years and 4.3 years as of June 30, 2026 and December 31, 2025. Deferred investment management fees recognized as income of $3.2 million and $1.4 million in the three months ended June 30, 2026 and 2025, respectively, and $5.8 million and $2.8 million in the six months ended June 30, 2026 and 2025, respectively, pertain to the deferred management fee balance at the beginning of each respective period.
Deferred Income Taxes
The Company has significant deferred tax assets associated with its domestic entities, related principally to capital loss carryforwards, outside basis difference in DBRG's interest in the OP, outside basis difference in investment in partnerships and net operating losses generated by a taxable U.S. subsidiary. As of June 30, 2026 and December 31, 2025, a full valuation allowance has been established against the deferred tax assets of its domestic entities as the realizability of these deferred tax assets did not meet the more-likely-than-not threshold.
6. Debt
The Company's corporate debt is composed of a securitized financing facility.

	June 30, 2026			December 31, 2025
(In thousands)	Principal	Deferred Financing Cost	Amortized Cost	Principal	Deferred Financing Cost	Amortized Cost
Securitized financing facility	$300,000	$(8,234)	$291,766	$300,000	$(1,196)	$298,804
Securitized Financing Facility
In May 2026, special-purpose subsidiaries of the OP (the "Co-Issuers") issued Series 2026-1 Secured Fund Fee
Revenue Notes, composed of: (i) $300 million aggregate principal amount of 6.326% Secured Fund Fee Revenue Notes, Series 2026-1, Class A-2 (the “Class A-2 Notes”); and (ii) up to $100 million Secured Fund Fee Revenue Variable Funding Notes, Series 2026-1, Class A-1 (the “VFN” and, together with the Class A-2 Notes, the “Series 2026-1 Notes”). The VFN allow the Co-Issuers to borrow on a revolving basis.
Proceeds from issuance of the Series 2026-1 Class A-2 Notes, net of payment of $8.5 million debt offering costs, were used to repay the $300 million outstanding principal plus the 3.933% accrued interest on the Series 2021-1 Secured Fund Fee Revenue Notes that had an anticipated repayment date ("ARD") in September 2026. There were no outstanding amounts drawn on the prior $100 million Series 2021-1 VFN.
The Series 2026-1 Notes were issued under the original Series 2021-1 Indenture dated July 2021, as amended in April 2022 and May 2026, that allows the Co-Issuers to issue additional series of notes in the future, subject to certain conditions. The broad terms governing the Series 2026-1 Notes, as described below, are substantially consistent with those of Series 2021-1.

The Series 2026-1 Notes represent obligations of the Co-Issuers and certain other special-purpose subsidiaries of DBRG, and neither DBRG, the OP nor any of DBRG's other subsidiaries are liable for the obligations of the Co-Issuers. The Series 2026-1 Notes are secured by net investment management fees earned by subsidiaries of the Company, as well as equity interests in certain portfolio companies and limited partnership interests in certain funds managed by affiliates of the Company, as collateral.
The following table summarizes certain key terms of the Series 2026-1 Notes:

($ in thousands)	Outstanding Principal	Interest Rate (Per Annum)(1)	ARD(2)	Years Remaining to ARD(2)
Class A-2 Notes	$300,000	6.326%	June 2031	4.9
Variable Funding Notes	—	1-month Term SOFR + 2.6%	June 2031	NA
__________
(1)    Unused capacity under the VFN facility is subject to a commitment fee of 0.5% per annum.
(2)    The final maturity date of the Class A-2 Notes is in March 2056. The ARD of the VFN reflects two one-year extensions exercisable at the option of the Co-Issuers.
If the Series 2026-1 Notes are not repaid or refinanced prior to their ARD, or such date is not extended for the VFN, the Series 2026-1 Notes will begin to amortize quarterly, and additional interest will accrue on outstanding balances at per annum rates of 5% for the VFN and a minimum of 5% or greater as prescribed in the Indenture for the Class A-2 Notes.
The Series 2026-1 Notes may be optionally prepaid, in whole or in part, prior to their ARD. There is no prepayment penalty, except that prepayment of the Class A-2 Notes prior to their quarterly payment date in June 2029 will be subject to additional consideration as set out in the Indenture.
The Indenture of the Series 2026-1 Notes contains various covenants, including financial covenants that require the maintenance of minimum thresholds for debt service coverage ratio and maximum loan-to-value ratio, as defined. As of the date of this filing, the Co-Issuers are in compliance with all of the financial covenants.

7. Stockholders' Equity
The table below summarizes the share activities of the Company's preferred stock and common stock.

	Number of Shares
(In thousands)	Preferred Stock	Class A Common Stock	Class B Common Stock
Shares outstanding at December 31, 2024	32,876	174,202	150
Shares issued upon redemption of OP units	—	4,363	—
Conversion of class B to class A common stock	—	150	(150)
Equity awards issued, net of forfeitures	—	2,730	—
Shares canceled for tax withholding on vested equity awards	—	(558)	—
Shares outstanding at June 30, 2025	32,876	180,887	—

Shares outstanding at December 31, 2025	32,876	182,643	—
Shares issued upon redemption of OP units	—	2,785	—
Equity awards issued, net of forfeitures	—	2,072	—
Shares canceled for tax withholding on vested equity awards	—	(829)	—
Shares outstanding at June 30, 2026	32,876	186,671	—
Preferred Stock
In the event of a liquidation or dissolution of the Company, preferred stockholders have priority over common stockholders for payment of dividends and distribution of net assets.
The table below summarizes the preferred stock issued and outstanding at June 30, 2026:

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
Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in each component of AOCI attributable to stockholders, net of immaterial tax effect.
Changes in Components of AOCI—Stockholders

(In thousands)	Foreign Currency Translation Gain (Loss)
AOCI at December 31, 2024	$505
Other comprehensive income (loss) before reclassifications	6,220
AOCI at June 30, 2025	$6,725

AOCI at December 31, 2025	$5,616
Other comprehensive income (loss)	(1,167)
AOCI at June 30, 2026	$4,449
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

	Six Months Ended June 30,
(In thousands)	2026	2025
Redeemable noncontrolling interests
Beginning balance	$33,226	$24,356
Contributions	9,200	1,300
Distributions paid and payable, including redemptions	(1,685)	(1,273)
Net income (loss)	2,008	649
Ending balance	$42,749	$25,032
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
Redemption of OP units—The Company redeemed OP units totaling 2,784,947 in the first two quarters of 2026 and 6,128,311 in fiscal year 2025 through issuance of an equal number of shares of class A common stock on a one-for-one basis.

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

	Fair Value Measurement Hierarchy
(In thousands)	Level 1	Level 2	Level 3	Total
June 30, 2026
Assets
Investments (Note 3)
Other equity investments—Marketable equity securities	$444	$—	$—	$444
CLO subordinated notes	—	—	28,563	28,563
Equity investments of consolidated funds	135,790		121,239	257,029
Fair Value Option:
Equity method investment	—	—	144,336	144,336
Liabilities
Other liabilities
InfraBridge contingent consideration	—	—	1,300	1,300
Securities of consolidated fund sold short	91,838	—	—	91,838
December 31, 2025
Assets
Investments (Note 3)
Other equity investments—Marketable equity securities	$401	$—	$—	$401
CLO subordinated notes	—	—	30,490	30,490
Equity investments of consolidated funds	115,102	—	121,239	236,341
Fair Value Option:
Equity method investment	—	—	144,037	144,037
Liabilities
Other liabilities
InfraBridge contingent consideration	—	—	2,500	2,500
DBRG stock warrants (1)	—	—	400	400
Securities of consolidated fund sold short	74,287	—	—	74,287
__________
(1)    Represent liability-classified warrants that were out-of-the-money and expired in July 2026. Fair value of zero at June 30, 2026.

Equity Investments of Consolidated Funds
Equity investments of consolidated funds include marketable equity securities held by our liquid strategy funds and a venture investment held by a single asset fund. The marketable equity securities comprise publicly listed stocks in U.S. and Europe, primarily in the digital infrastructure, real estate, technology, media and telecommunications sectors, valued based upon listed prices in active markets, classified as Level 1. The venture investment, classified as level 3, was valued at June 30, 2026 and December 31, 2025 using a recent transacted price.
Fair Value Option
Equity Method Investments
The Company has elected to account for a co-investment in a portfolio company as an equity method investment under the fair value option. Fair value was determined using a discounted cash flow model based upon the portfolio company's projected earnings, discounting unlevered cash flows at a weighted average cost of capital of 7.4% at June 30, 2026 and 8.2% at December 31, 2025. The fair value is classified as Level 3 of the fair value hierarchy and changes in fair value are recorded in principal investment income.
Contingent Consideration—InfraBridge
In connection with the Company's acquisition of InfraBridge in February 2023, contingent consideration may become payable by the Company if prescribed fundraising targets are met for follow-on InfraBridge flagship funds and co-investments. The contingent consideration was measured at June 30, 2026 and December 31, 2025 by applying a probability-weighted approach to the likelihood of meeting various fundraising targets and discounting the estimated future contingent consideration payment at 6.8% and 6.6%, respectively, to derive a present value amount, classified as Level 3 of the fair value hierarchy.
Changes in Level 3 Fair Value
The following table presents changes in recurring Level 3 fair value assets held for investment. Realized and unrealized gains (losses) are included in other gain (loss).

	Level 3 Assets		Level 3 Liabilities
	Fair Value Option - Equity Method Investments	Equity Investments of Consolidated Funds	Contingent Consideration—InfraBridge
(In thousands)
Fair value at December 31, 2024	$137,154	$63,154	$(6,100)
Contributions	—	17,333	—
Unrealized gain (loss) in earnings, net	3,491	127	3,800
Fair value at June 30, 2025	$140,645	$80,614	$(2,300)

Net unrealized gain (loss) in earnings on instruments held at June 30, 2025	$3,491	$127	$3,800

Fair value at December 31, 2025	$144,037	$121,239	$(2,500)
Unrealized gain (loss) in earnings, net	299	—	1,200
Fair value at June 30, 2026	$144,336	$121,239	$(1,300)

Net unrealized gain (loss) in earnings on instruments held at June 30, 2026	$299	$—	$1,200
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
There were no assets or liabilities measured at fair value on a nonrecurring basis at June 30, 2026. An equity investment accounted for under the measurement alternative was carried at its estimated fair value of $3.7 million at December 31, 2025 based upon a recent transaction price.

Fair Value of Financial Instruments Reported at Cost
The Company's debt obligation in the form of secured fund fee revenue notes had fair values of approximately $300.0 million at June 30, 2026 and $294.8 million at December 31, 2025, estimated based upon indicative quotes.
The carrying values of cash and cash equivalents, accounts receivable, due from and to affiliates, interest payable and accounts payable generally approximate fair value due to their short term nature, and credit risk, if any, is negligible.
10. Earnings per Share
The following table presents the basic and diluted earnings per common share computations.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2026	2025	2026	2025
Net income (loss) allocated to common stockholders
Income (Loss) from continuing operations attributable to DigitalBridge Group, Inc.	$227,756	$30,075	$253,061	$47,775
Preferred dividends	(14,660)	(14,660)	(29,320)	(29,320)
(Income) Loss allocated to participating securities	(3,529)	(401)	(4,005)	(351)
Income (Loss) from continuing operations attributable to common stockholders	209,567	15,014	219,736	18,104
Income (Loss) from discontinued operations attributable to common stockholders	(416)	1,547	(5,756)	(2,371)
Net income (loss) allocated to common stockholders—basic and diluted	$209,151	$16,561	$213,980	$15,733
Weighted average common shares outstanding
Weighted average number of common shares outstanding—basic	181,131	173,059	180,237	172,373
Weighted average effect of dilutive shares (1)(2)	955	34	920	76
Weighted average number of common shares outstanding—diluted	182,086	173,093	181,157	172,449
Income (Loss) per share—basic
Income (Loss) from continuing operations	$1.15	$0.09	$1.22	$0.10
Income (Loss) from discontinued operations	0.00	0.01	(0.03)	(0.01)
Net income (loss) attributable to common stockholders per common share—basic	$1.15	$0.10	$1.19	$0.09
Income (Loss) per share—diluted
Income (Loss) from continuing operations	$1.15	$0.09	$1.21	$0.10
Income (Loss) from discontinued operations	0.00	0.01	(0.03)	(0.01)
Net income (loss) attributable to common stockholders per common share—diluted	$1.15	$0.10	$1.18	$0.09
__________
(1)    The calculation of diluted earnings per share includes the weighted average effect of class A common shares and share equivalents issuable in relation to the following dilutive securities: (i) performance stock units (Note 12) of 136,470 and 34,000 for the three months ended June 30, 2026 and 2025, respectively, and 117,278 and 36,200 for the six months ended June 30, 2026 and 2025, respectively; and (ii) equity-classified DBRG stock warrants that were in-the-money of 818,048 for the three months ended June 30, 2026 (none for the three months ended June 30, 2025), and 803,166 and 39,400 for the six months ended June 30, 2026 and 2025, respectively.
(2)    OP units may be redeemed for registered or unregistered class A common stock of the Company on a one-for-one basis and are not dilutive. At June 30, 2026 and 2025, 3,010,113 and 7,560,400 of OP units, respectively, were not included in the computation of diluted earnings per share in the respective periods presented.

11. Fee Revenue
The following table presents the Company's fee revenue by type.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Management fees	$85,855	$84,373	$171,326	$174,233
Incentive fees	286	600	1,122	606
Other fees	1,696	289	2,698	562
Total fee revenue	$87,837	$85,262	$175,146	$175,401
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
Other Fee Revenue—Other fees include advisory fees and investment origination fees from co-investors, which are non-recurring, and to a lesser extent, service fees for information technology, facilities and operational support provided to certain portfolio companies.
12. Equity-Based Compensation
The Company's 2024 Omnibus Stock Incentive Plan, as amended on May 28, 2026 (the "2024 Equity Incentive Plan"), provides for the grant of restricted stock, performance stock units ("PSUs"), Long Term Incentive Plan ("LTIP") units, restricted stock units ("RSUs"), deferred stock units ("DSUs"), options, warrants or rights to purchase shares of the Company's common stock, cash incentives and other equity-based awards to the Company's officers, directors (including non-employee directors), employees, co-employees, consultants or advisors of the Company or of any parent or subsidiary who provides services to the Company, but excluding employees of portfolio companies. Shares reserved for the issuance of awards under the 2024 Equity Incentive Plan are subject to equitable adjustment upon the occurrence of certain corporate events. The 2024 Equity Incentive Plan provides for the issuance of up to 11.5 million shares of class A common stock.
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
Equity-based compensation cost is presented on the consolidated statement of operations, as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Compensation expense	$7,792	$10,725	$15,189	$18,345
Administrative expense	148	148	294	239
	$7,940	$10,873	$15,483	$18,584
Changes in unvested equity awards are summarized below.

							Weighted Average Grant Date Fair Value
	Restricted Stock	LTIP units (1)	DSUs	RSUs (2)	PSUs (3)	Total	PSUs	All Other Awards
Unvested shares and units at December 31, 2025	4,045,582	125,000	45,894	659,992	931,484	5,807,952	$10.45	$11.60
Granted	1,895,846	—	33,856	—	—	1,929,702	—	15.66
Vested	(1,784,808)	—	(46,180)	(256,024)	—	(2,087,012)	—	12.45
Forfeited	(27,692)	—	—	—	(397,262)	(424,954)	11.63	11.23
Unvested shares and units at June 30, 2026	4,128,928	125,000	33,570	403,968	534,222	5,225,688	9.57	12.89
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
Fair value of equity awards that vested, determined based upon their respective fair values at vesting date, totaled $3.9 million and $1.8 million for the three months ended June 30, 2026 and 2025, respectively, and $32.2 million and $17.0 million for the six months ended June 30, 2026 and 2025, respectively.
At June 30, 2026, aggregate unrecognized compensation cost for all unvested equity awards was $44.0 million, which is expected to be recognized over a weighted average period of 2.2 years.
13. Variable Interest Entities
Company-Sponsored Funds
Consolidated Company-Sponsored Funds—The Company currently consolidates sponsored funds in which it has more than an insignificant equity interest in the fund as general partner. As a result, the Company is considered to be acting in the capacity of a principal of the sponsored fund and is therefore the primary beneficiary of the fund. The Company’s exposure is limited to its capital account balance in the consolidated funds of $106.3 million at June 30, 2026 and $104.6 million at December 31, 2025. The liabilities of the consolidated funds may only be settled using assets of the consolidated funds, and the Company, as general partner, is not obligated to provide any financial support to the consolidated funds. The Company does not have unfunded commitments to consolidated funds.

The following table presents the assets and liabilities of the consolidated funds:

(In thousands)	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$88,033	$87,119
Investments (Note 3)	257,029	236,340
Other assets	2,321	2,135
	$347,383	$325,594
Liabilities
Other liabilities
Securities sold short	91,838	74,287
Due to custodian	13,315	13,483
Other	1,424	256
	$106,577	$88,026
Unconsolidated Company-Sponsored Funds—The Company does not consolidate its sponsored funds where it has insignificant equity interests in these funds as general partner. As such interests absorb insignificant variability from the fund, the Company is considered to be acting in the capacity of an agent of the fund and is therefore not the primary beneficiary of these funds. The Company accounts for its equity interests in unconsolidated funds under the equity method. The Company's maximum exposure to loss is limited to: (i) the amounts funded, net of return of capital, for investments in unconsolidated funds plus any carried interest clawback obligations (Note 3) totaling $799.1 million at June 30, 2026 and $823.6 million at December 31, 2025; and (ii) receivables from its unconsolidated funds for fee revenue and reimbursable or recoverable costs, as discussed in Note 14. At June 30, 2026, the Company's unfunded commitments to its unconsolidated funds as general partner and general partner affiliate totaled $228.1 million (including commitments attributed to the ownership by employees and former employees in the general partner entities). Generally, the timing for funding of these commitments is not known and the commitments are callable on demand at any time prior to their respective expirations.
14. Transactions with Affiliates
Affiliates include (i) investment vehicles that the Company sponsors and/or manages, the majority of which the Company has an equity interest in; (ii) portfolio companies of sponsored funds; and (iii) directors and employees of the Company.
Amounts due from and due to affiliates consist of the following:

(In thousands)	June 30, 2026	December 31, 2025
Due from Affiliates
Investment vehicles and portfolio companies
Fee revenue	$58,900	$73,334
Cost reimbursements and recoverable expenses	13,787	16,855
Carried interest clawback receivable (Note 3)	17,192	13,173
Employees	648	1,016
	$90,527	$104,378
Due to Affiliates (Note 5)
Carried interest clawback liability (Note 3)	32,660	24,980
Employees and other affiliates	1,439	1,132
	$34,099	$26,112
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

To the extent the Company determines it acts in the capacity of principal in the incurrence of such costs, the reimbursements are included in other income, which totaled $3.1 million and $2.6 million for the three months ended June 30, 2026 and 2025, respectively, and $4.4 million and $4.9 million for the six months ended June 30, 2026 and 2025, respectively. To the extent the Company determines that it acts in the capacity of an agent, the costs incurred and related reimbursements are presented on a net basis in the consolidated statements of operations.
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
With respect to investment vehicles sponsored by the Company for which Messrs. Ganzi and Jenkins are invested in their capacity as former owners of DBH, and not in their capacity as employees of the Company, any carried interest entitlement attributed to such investments by Messrs. Ganzi and Jenkins as general partner are not subject to continuing vesting provisions and do not represent compensatory arrangements to the Company. Such carried interest allocation to Messrs. Ganzi and Jenkins that are unrealized or distributed but unpaid are included in noncontrolling interests on the balance sheet in the amount of $6.4 million at June 30, 2026 and $18.0 million at December 31, 2025. Net carried interest reversal was recorded as net loss attributable to noncontrolling interests totaling $3.4 million and $26.9 million for the three months ended June 30, 2026 and 2025, respectively, and $11.6 million and $40.8 million for the six months ended June 30, 2026 and 2025, respectively. At June 30, 2026 and December 31, 2025, a portion of carried interest previously distributed to Messrs. Ganzi and Jenkins in their capacity as former owners of DBH would be subject to clawback totaling $8.7 million and $6.6 million, respectively, assuming a hypothetical liquidation of the associated fund at the reporting date estimated fair values (Note 3), for which Messrs. Ganzi and Jenkins would be personally responsible.
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
Investment in Managed Investment Vehicles—Subject to the Company's related party policies and procedures, certain employees (who may thereafter become former employees) may invest on a discretionary basis in investment vehicles sponsored by the Company, either directly in the vehicle or indirectly through the Company's general partner entities. These investments are not subject to management fees or carried interest, but otherwise bear their proportionate share of other operating expenses of the investment vehicles. Such investments, to the extent they pertain to consolidated investment vehicles and general partner entities, are presented on the consolidated balance sheet within redeemable noncontrolling interests and noncontrolling interests in investment entities and totaled $60.1 million at June 30, 2026 and $62.0 million at December 31, 2025. Their proportionate share of net income from these investments totaled $2.2 million and $1.5 million for the three months ended June 30, 2026 and 2025, respectively, and $2.5 million and $1.3 million for the six months ended June 30, 2026 and 2025, respectively. Such amounts are reflected in net income attributable to noncontrolling interests on the consolidated statement of operations and exclude their share of carried interest allocation, which is reflected in incentive fee and carried interest compensation expense.
Private Aircraft—Pursuant to Mr. Ganzi’s employment agreement, the Company has agreed to reimburse Mr. Ganzi for the variable costs of business travel on a chartered or private jet (including any aircraft that Mr. Ganzi may partially or fully own), provided that the Company will not reimburse the allocable share (based on the total number of passengers) of such variable costs for any passenger who is not traveling on Company business. The Company has also agreed to reimburse Mr. Ganzi for the cost of up to 100 hours of personal travel, which is treated as a compensatory arrangement. Additionally, the Company has agreed to reimburse Mr. Ganzi for a proportional share of the fixed cash costs of any aircraft partially or fully owned by Mr. Ganzi. The fixed cost reimbursements will be made based on an allocable portion of annual fixed cash operating costs of the aircraft, based on the total number of hours the aircraft is used for Company business and personal hours claimed (up to 100 hours annually) divided by the total hours flown. Expenses incurred on behalf of Mr. Ganzi and expenses reimbursed or are reimbursable to Mr. Ganzi associated with the use of private aircraft (including both aircraft owned by Mr. Ganzi and third party chartered flights) totaled $1.9 million and $1.0 million for the three months ended June 30, 2026 and 2025, respectively, and $3.4 million and $2.7 million for the six months ended June 30, 2026 and 2025, respectively.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Revenues
Fee revenue	$87,837	$85,262	$175,146	$175,401
Carried interest allocation (reversal)	286,018	(115,074)	241,289	(170,538)
Principal investment income	127,838	20,437	152,424	25,744
Other income	6,986	6,168	12,056	11,633
Total revenues	508,679	(3,207)	580,915	42,240
Expenses
Compensation expense—cash and equity-based	50,464	47,002	99,614	93,112
Compensation expense—incentive fee and carried interest allocation (reversal)	185,455	(43,372)	162,315	(65,676)
Administrative and other expenses	21,784	11,440	41,521	27,386
Interest expense	5,484	4,570	9,027	8,468
Transaction-related costs	6,192	4,208	20,360	8,629
Depreciation and amortization	5,498	8,585	10,818	15,811
Total expenses	274,877	32,433	343,655	87,730
Other income (loss)
Other gain (loss), net	4,494	9,063	8,547	8,544
Income (loss) from continuing operations before income taxes	238,296	(26,577)	245,807	(36,946)
Income tax benefit (expense)	(941)	(753)	(933)	(1,054)
Income (loss) from continuing operations	237,355	(27,330)	244,874	(38,000)
Income (loss) from continuing operations attributable to noncontrolling interests:
Redeemable noncontrolling interests	882	1,397	2,008	649
Investment entities	3,435	(59,785)	(15,778)	(87,667)
Operating Company	5,282	983	5,583	1,243
Income (loss) from continuing operations attributable to DigitalBridge Group, Inc.	$227,756	$30,075	$253,061	$47,775
Preferred stock dividends	14,660	14,660	29,320	29,320
Income (loss) from continuing operations attributable to common stockholders	$213,096	$15,415	$223,741	$18,455

Reconciliation of segment earnings measure to consolidated statement of operations:
Income (loss) from continuing operations attributable to common stockholders	$213,096	$15,415	$223,741	$18,455
Income (loss) from discontinued operations attributable to common stockholders	(416)	1,547	(5,756)	(2,371)
Net income (loss) attributable to common stockholders	$212,680	$16,962	$217,985	$16,084

Geography
Geographic information about the Company's total revenues from continuing operations and long-lived assets, excluding assets of discontinued operations, are as follows. Geography is generally presented as the location in which income generating services are substantially performed.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Total revenues by geography:
United States	$492,302	$(16,262)	$552,140	$16,828
Europe (1)	11,968	10,444	22,322	20,428
Other	1,298	21	2,057	36
Total (2)	$505,568	$(5,797)	$576,519	$37,292

(In thousands)	June 30, 2026	December 31, 2025
Long-lived assets by geography:
United States	$14,307	$16,319
Europe	10,174	10,878
Other	788	1,028
Total (3)	$25,269	$28,225
__________
(1)    Revenues generated in Europe are predominantly U.S. dollar denominated.
(2)    Total revenues excludes cost reimbursement income from affiliates (Note 14) that is included within other income.
(3)    Long-lived assets include lease right-of-use assets and fixed assets, and exclude financial instruments, goodwill and intangible assets.
16. Commitments and Contingencies
Litigation
The Company may be involved in litigation and other proceedings that arise in the ordinary course of business. Other than as described below, as of June 30, 2026, the Company is not involved in any legal proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.
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
The Company has accrued a contingent loss of $7.7 million in discontinued operations in 2026, which management believes to be a reasonable estimate of the probable loss incurred as of the reporting date. It is reasonably possible that an exposure to loss may exceed the amount accrued and that such excess could be significant. However, because the Lawsuit remains subject to significant uncertainties, the Company is unable to reasonably estimate the range of possible loss that may be attributable to liabilities, if any, in excess of the amount accrued. The Company’s contingent liability will be adjusted based upon future developments.

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
The forward-looking statements contained in this Quarterly Report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:
•uncertainties as to the timing of the merger contemplated by the Agreement and Plan of Merger (the "SoftBank Merger Agreement"), dated as of December 29, 2025, by and among DBRG, the OP, and indirect subsidiaries of SoftBank Group Corp. (TSE: 9984, "SoftBank") (the "SoftBank Merger") and the timing of the transactions contemplated by the Agreement and Plan of Merger (the “ArcLight Agreement”), dated as of May 23, 2026, by and among DBRG, the OP, DB Marley Sub, LLC, ArcLight Capital Holdings, LLC (“ArcLight”), ACHP II, L.P., and Daniel R. Revers (the “ArcLight Acquisition”);
•the risk that the SoftBank Merger and/or the ArcLight Acquisition may not be completed on the anticipated terms in a timely manner or at all;
•the failure to satisfy any of the conditions to the consummation of the SoftBank Merger and/or the ArcLight Acquisition;
•the possibility that any or all of the various conditions to the consummation of the SoftBank Merger and/or the ArcLight Acquisition may not be satisfied, in a timely manner or at all, or waived, including the failure to receive any required regulatory approvals from any applicable governmental entities (or any conditions, limitations or restrictions placed on such approvals);
•the occurrence of any event, change or other circumstance that could give rise to the termination of the SoftBank Merger Agreement and/or the ArcLight Agreement, including in circumstances which would require the Company to pay a termination fee;
•the effect of the announcement or pendency of the transactions contemplated by the SoftBank Merger Agreement and/or the ArcLight Agreement on the Company’s ability to retain and hire key personnel, its ability to maintain relationships with its customers, suppliers and others with whom it does business, or its operating results and business generally;
•costs relating to the SoftBank Merger and/or the ArcLight Acquisition (including in respect of the financing of the ArcLight Acquisition) may be greater than expected;
•risks related to diverting management’s attention from the Company’s ongoing business operations as a result of the SoftBank Merger and/or the ArcLight Acquisition;
•certain restrictions during the pendency of the SoftBank Merger that may impact the Company’s ability to pursue certain business opportunities or strategic transactions;
•risks that the benefits of the SoftBank Merger and/or the ArcLight Acquisition are not realized when and as expected;
•the risk that the Company’s, SoftBank’s and/or ArcLight's businesses will be adversely impacted during the pendency of the respective acquisitions;
•our ability to obtain the secured bridge loan contemplated in connection with the ArcLight Acquisition on favorable terms or at all, and our ability to refinance outstanding amounts drawn from the bridge loan facility;

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
•any litigation and contractual claims against us and our affiliates, including potential settlement and litigation of such claims and stockholder litigation in connection with the transactions contemplated by the SoftBank Merger Agreement, ArcLight Agreement or the outcome of any other legal proceedings that may be instituted against the Company, SoftBank, ArcLight and/or others relating to the SoftBank Merger and/or ArcLight Acquisition may result in significant costs of defense, indemnification and liability;
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
While forward-looking statements reflect our good faith beliefs, assumptions and expectations, they are not guarantees of future performance. Furthermore, we disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. Moreover, because we operate in a very competitive and rapidly changing environment, new risk factors are likely to emerge from time to time. We caution investors not to place undue reliance on these forward-looking statements and urge you to carefully review the disclosures we make concerning risks in Part I, Item 1A. "Risk Factors" and in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and in Part II, item 1A. "Risk Factors" and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report. Readers of this Quarterly Report should also read our other periodic filings made with the Securities and Exchange Commission (the "SEC") and other publicly filed documents for further discussion regarding such factors.
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
In this Quarterly Report, unless specifically stated otherwise or the context indicates otherwise, the terms "the "Company," "DBRG," "we," "our" and "us" refer to DigitalBridge Group, Inc. and its consolidated subsidiaries. References to the “Operating Company” and the “OP” refer to DigitalBridge Operating Company, LLC, a Delaware limited liability company and the operating company of the Company, and its consolidated subsidiaries.
Our Business
We are a leading global investment manager in digital infrastructure, deploying and managing capital across the digital ecosystem, including data centers, cell towers, and fiber networks. Our diverse global investor base includes public and private pensions, sovereign wealth funds, other asset managers, insurance companies, and endowments. At June 30, 2026, we had $40.2 billion of fee earning equity under management ("FEEUM").
Our head office is in Boca Raton, Florida, with key offices in New York, London, Luxembourg and Singapore. At June 30, 2026, we had 303 employees.
We operate as a taxable C Corporation and conduct substantially all of our activities and hold substantially all of our assets and liabilities through our Operating Company. As sole managing member, we own 98% of the Operating Company at June 30, 2026.
SoftBank's Proposed Acquisition of DBRG
On December 29, 2025, DBRG, the Operating Company and indirect subsidiaries of SoftBank entered into the SoftBank Merger Agreement pursuant to which, among other things, DBRG and the Operating Company would be acquired by such indirect subsidiaries through a series of mergers.
SoftBank, through its indirect subsidiaries, will acquire all of (i) DBRG's issued and outstanding common stock and (ii) the OP common units that are not held by DBRG and the Operating Company (unless otherwise agreed by a holder of OP units and SoftBank through its indirect subsidiary), for $16.00 per share or per unit in cash. The preferred stock of DBRG and the Operating Company will remain outstanding. All warrants to purchase DBRG's common stock have either been exercised or otherwise expired in July 2026.
The required approval or consent for the SoftBank Merger has been received from DBRG's common stockholders and from the Company's flagship investment funds and a specified percentage of fee-paying clients. As of the date of this filing, consummation of the SoftBank Merger is still subject to receipt of regulatory approvals and satisfaction of customary closing conditions.
The SoftBank Merger Agreement contains customary termination rights for both parties, including, among others, the right of either party to terminate the SoftBank Merger Agreement if the SoftBank Merger is not consummated on or before March 29, 2027, which may be extended by either party by up to 90 days if the closing conditions related to required regulatory approvals or absence of legal restraints prohibiting the SoftBank Merger have not been satisfied or waived but all other conditions (other than those that by their nature are to be satisfied by actions taken at the closing) have been satisfied or waived. Under certain limited circumstances, the Company or SoftBank (through its indirect subsidiary) may be required to pay a termination fee of $96 million and $154 million, respectively, pursuant to the SoftBank Merger Agreement in connection with such termination.
Subject to conditions set forth in the SoftBank Merger Agreement, the SoftBank Merger is expected to be completed in the second half of 2026. Following consummation of the SoftBank Merger, the Company will become an indirect subsidiary of SoftBank, but will continue to operate as a separately managed platform.

There can be no assurance that the SoftBank Merger will be consummated. Risks and uncertainties associated with the SoftBank Merger are discussed in Part II, Item 1A, “Risk Factors—Risks Related to the SoftBank Merger and the ArcLight Acquisition” in this quarterly report on Form 10-Q. All forward-looking statements herein do not take into account the impact of, or give any effect to, the SoftBank Merger.
Additional information related to the SoftBank Merger Agreement is included in our Current Report on Form 8-K filed on December 30, 2025 and our Current Report on Form 8-K filed on April 23, 2026.
DBRG's Proposed Acquisition of ArcLight
On May 23, 2026, DBRG and its subsidiaries entered into a definitive agreement to acquire ArcLight, a leading specialist investor in power and electric infrastructure, for a total purchase price of up to $1.05 billion. The consideration is composed of a base purchase price of $650 million plus a contingent consideration of up to $400 million payable based upon annual ArcLight earnings for each fiscal year from 2027 through 2029.
The ArcLight Acquisition will be funded through a combination of cash on hand and debt financing. In connection therewith, the Company has obtained a commitment for a secured bridge loan facility of up to $500 million. The Company expects that any amounts drawn therefrom will be refinanced through issuance of additional senior notes under its securitization facility.
The ArcLight Acquisition is conditioned upon closing of the SoftBank Merger, and is subject to customary closing conditions, including regulatory approvals and consents from limited partners of ArcLight funds.
The ArcLight Acquisition is subject to customary termination rights, including, among others, (a) the right of either party to terminate (i) if the ArcLight Acquisition is not consummated on or before the later of March 31, 2027 and six months after consummation of the SoftBank Merger (subject to extension in certain circumstances) or (ii) if the SoftBank Merger is validly terminated in accordance with its terms; and (b) the right of ArcLight to terminate (i) if the SoftBank Merger is not consummated on or before March 31, 2027 or (ii) if the ArcLight Acquisition is not consummated on or before March 31, 2027 (subject to extension in certain circumstances, and at such time all other conditions to closing are satisfied or capable of being satisfied, including consummation of the SoftBank Merger, except for receipt of certain regulatory approvals related to the ArcLight Acquisition). With respect to a termination under certain limited circumstances, the Company may be subject to a termination fee of $30 million.
There can be no assurance that the ArcLight Acquisition will be consummated. Risks and uncertainties associated with the ArcLight Acquisition are discussed in Part II, Item 1A, “Risk Factors—Risks Related to the SoftBank Merger and the ArcLight Acquisition” in this quarterly report on Form 10-Q. All forward-looking statements herein do not take into account the impact of, or give any effect to, the ArcLight Acquisition.
Additional information related to the ArcLight Acquisition is included in our Current Report on Form 8-K filed on May 27, 2026.
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
Presented below is total FEEUM by product:

(In billions)	June 30, 2026	December 31, 2025
Fee Earning Equity Under Management
DBP Series	$17.3	$17.8
Co-Investment Vehicles	15.3	15.2
InfraBridge	3.3	3.6
Core, Credit and Liquid Strategies	3.3	3.2
Separately Capitalized Portfolio Companies	1.0	1.2
	$40.2	$41.0
The following table summarizes changes in FEEUM:

Six Months Ended June 30, 2026
(In billions)
Fee Earning Equity Under Management
Balance at January 1	$41.0
Inflows (1)	0.4
Outflows (2)	(1.5)
Market activity (3)	0.3
Balance at June 30	$40.2
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

Fund Performance Metrics
Certain performance metrics for our key investment funds from inception through June 30, 2026 are presented in the table below. Excluded are funds with less than one year of performance history as of June 30, 2026, funds and separately managed accounts in the liquid strategy, co-investment vehicles and separately capitalized portfolio companies. The historical performance of our funds is not indicative of their future performance nor indicative of the performance of our other existing funds or of any of our future funds. An investment in DBRG is not an investment in any of our funds and these fund performance metrics are not indicative of the performance of DBRG.

($ in millions)	Inception Date (2)	Total Commitments	Invested Capital (3)	Available Capital (4)	Investment Value			MOIC (8) (10)		IRR (9) (10)
Fund (1)					Unrealized (5)	Realized (6)	Total (7)	Gross	Net	Gross	Net
Value-Add
DBP I	Mar-2018	$4,059	$4,825	$217	$4,723	$2,095	$6,818	1.4x	1.3x	8.0%	6.0%
DBP II	Nov-2020	8,286	8,158	853	10,491	1,369	11,860	1.4x	1.3x	10.2%	7.8%
Core
SAF	Nov-2022	1,110	1,045	150	951	138	1,089	1.0x	1.0x	1.5%	<0%
InfraBridge
GIF I	Mar-2015	1,411	1,514	383	797	1,626	2,423	1.6x	1.4x	8.4%	5.7%
GIF II	Jun-2018	3,382	3,176	243	2,125	675	2,800	0.9x	0.7x	<0%	<0%
Credit
Credit I	Dec-2022	697	748	498	274	615	889	1.2x	1.1x	11.9%	8.5%
Credit II	Aug-2024	711	491	409	332	223	555	1.1x	1.1x	16.6%	11.6%
__________
(1)    Performance metrics are presented in aggregate for main fund vehicle, its parallel vehicles and alternative investment vehicles.
(2)    Inception date represents first close date of the fund, except for Credit funds which is the first capital call date. The manager/general partner of the InfraBridge funds were acquired in February 2023.
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

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2026	2025	Change	2026	2025	Change
Revenues
Fee revenue	$87,837	$85,262	$2,575	$175,146	$175,401	$(255)
Carried interest allocation (reversal)	286,018	(115,074)	401,092	241,289	(170,538)	411,827
Principal investment income	127,838	20,437	107,401	152,424	25,744	126,680
Other income	6,986	6,168	818	12,056	11,633	423
Total revenues	508,679	(3,207)	511,886	580,915	42,240	538,675
Expenses
Compensation expense—cash and equity-based	50,464	47,002	3,462	99,614	93,112	6,502
Compensation expense—incentive fee and carried interest allocation (reversal)	185,455	(43,372)	228,827	162,315	(65,676)	227,991
Administrative and other expenses	21,784	11,440	10,344	41,521	27,386	14,135
Interest expense	5,484	4,570	914	9,027	8,468	559
Transaction-related costs	6,192	4,208	1,984	20,360	8,629	11,731
Depreciation and amortization	5,498	8,585	(3,087)	10,818	15,811	(4,993)
Total expenses	274,877	32,433	242,444	343,655	87,730	255,925
Other income (loss)
Other gain (loss), net	4,494	9,063	(4,569)	8,547	8,544	3
Income (Loss) before income taxes	238,296	(26,577)	264,873	245,807	(36,946)	282,753
Income tax benefit (expense)	(941)	(753)	(188)	(933)	(1,054)	121
Income (Loss) from continuing operations	237,355	(27,330)	264,685	244,874	(38,000)	282,874
Income (Loss) from discontinued operations	(426)	1,646	(2,072)	(5,929)	(2,539)	(3,390)
Net income (loss)	236,929	(25,684)	262,613	238,945	(40,539)	279,484
Net income (loss) attributable to noncontrolling interests:
Redeemable noncontrolling interests	882	1,397	(515)	2,008	649	1,359
Investment entities	3,435	(59,785)	63,220	(15,778)	(87,667)	71,889
Operating Company	5,272	1,082	4,190	5,410	1,075	4,335
Net income (loss) attributable to DigitalBridge Group, Inc.	227,340	31,622	195,718	247,305	45,404	201,901
Preferred stock dividends	14,660	14,660	—	29,320	29,320	—
Net income (loss) attributable to common stockholders	$212,680	$16,962	195,718	$217,985	$16,084	201,901
Revenues
Total revenues were $508.7 million and $580.9 million in the three and six months ended June 30, 2026, respectively. In 2025, total revenues were negative $3.2 million in the three months ended June 30, 2025, and positive $42.2 million in the six months ended June 30, 2025. The changes in total revenues were driven by variability in unrealized carried interest (which could be subject to reversal) and unrealized principal investment income, both of which are a function of fair value changes in the underlying investments of our funds.
The key components of revenue are discussed in more detail below.

Fee Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2026	2025	Change	2026	2025	Change
Management fees	$85,855	$80,942	$4,913	$171,326	$159,287	$12,039
Management fees—catch up (1)	—	3,431	(3,431)	—	14,946	(14,946)
Incentive fees	286	600	(314)	1,122	606	516
Other fee revenue	1,696	289	1,407	2,698	562	2,136
	$87,837	$85,262	2,575	$175,146	$175,401	(255)
__________
(1)    Catch-up fees are management fees charged in any given period that pertain to prior periods. With respect to subsequent closing of commitments during the fundraising period, management fees based upon commitments are charged retroactively to the fee activation date at initial closing of the fund through the subsequent close date.
Fee revenue was $2.6 million or 3% higher at $87.8 million in the quarter-to-date comparison, but largely consistent at $175.1 million in the year-to-date comparison.
The higher fees in the second quarter of 2026 can be attributed mainly to deal transaction fees. While capital raises and deployments since July 2025 contributed additional fees, this was partially offset by the absence of catch-up fees in 2026 from our third flagship fund (which had its final closing in October 2025) and the effect of investment realizations.
Carried Interest

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2026	2025	Change	2026	2025	Change
Carried interest
Distributed	$9,433	$—	$9,433	$9,433	$2,470	$6,963
Unrealized	276,585	(115,074)	391,659	231,856	(173,008)	404,864
	$286,018	$(115,074)	401,092	$241,289	$(170,538)	411,827
Carried interest allocation represents gross carried interest from our general partner interests in sponsored investment vehicles prior to allocations to management and a third party participation interest. Unrealized carried interest is subject to adjustments each period, including reversals, based upon the extent to which cumulative performance of the funds, which are driven by underlying investments that are measured at fair value, exceed their minimum return hurdles. When investment fair values fall below fund return hurdles or remain constant and preferred returns on unreturned capital accumulate, this may result in a reversal of unrealized carried interest previously recognized. The resulting effects may be further exacerbated given the early lifecycle of our funds. This is described further in Note 3 to the consolidated financial statements.
Distributed carried interest was $9.4 million in the second quarter of 2026 (of which our share net of management allocation was $3.8 million) and $2.5 million in the first quarter of 2025 (of which our share net of management allocation was $0.9 million), with the higher amount in 2026 contributed by our credit fund.
Unrealized carried interest saw a large positive swing in 2026 driven by fair value increases in data center investments held primarily by our co-investment vehicles.
Unrealized carried interest in the 2026 year-to-date period also included an incremental obligation to clawback carried interest of $7.7 million assuming a hypothetical liquidation of a carry paying fund. Of this amount, $6.8 million would be recoverable from current and former employees and a third party participation interest, resulting in an incremental liability to the Company of $0.9 million in 2026.
Principal Investment Income

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2026	2025	Change	2026	2025	Change
Principal investment income (loss), net
Realized	$6,328	$(33,819)	$40,147	$9,792	$1,219	$8,573
Unrealized	121,510	54,256	67,254	142,632	24,525	118,107
	$127,838	$20,437	107,401	$152,424	$25,744	126,680

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
Realized principal investment loss in the second quarter of 2025 was driven by a $40.3 million loss from a portfolio company in an InfraBridge fund that pertained to invested capital funded in prior years. In the 2025 year-to-date period, this loss was more than offset by realized income from other investments, primarily $34.0 million of income distribution in connection with a secondary sale of equity by our DataBank portfolio company.
In 2026, the large unrealized principal investment income can be attributed to fair value increases in data center investments in the second quarter, held primarily by our co-investment vehicles.
Other Income
Other income saw marginal increases of $0.8 million to $7.0 million in the quarter-to-date comparison and $0.4 million to $12.1 million in the year-to-date comparison. The increases resulted from higher interest income from corporate cash and from consolidated liquid funds in both periods under comparison, while cost reimbursements from managed investment vehicles were higher in the quarter-to-date comparison ($0.5 million) but lower in the year-to-date comparison ($0.6 million).
Expenses
Total expenses were $274.9 million and $32.4 million in the three months ended June 30, 2026 and 2025, respectively, and $343.7 million and $87.7 million in the six months ended June 30, 2026 and 2025, respectively. The significant increase in both periods is driven by higher unrealized carried interest compensation, which is a function of changes in unrealized fair value of underlying fund investments.
Changes in the various expense items are discussed below.
Compensation Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2026	2025	Change	2026	2025	Change
Cash and equity-based compensation
Cash compensation	$42,672	$36,277	$6,395	$84,425	$74,767	$9,658
Equity-based compensation	7,792	10,725	(2,933)	15,189	18,345	(3,156)
	$50,464	$47,002	3,462	$99,614	$93,112	6,502

Incentive fee and carried interest compensation allocation (reversal)
Carried interest distributed	$5,660	$—	$5,660	$5,660	$1,599	$4,061
Carried interest unrealized	179,626	(43,877)	223,503	153,014	(67,784)	220,798
Incentive fees realized	169	505	(336)	3,641	509	3,132
	$185,455	$(43,372)	228,827	$162,315	$(65,676)	227,991
The increase in cash compensation for both periods under comparison is driven by higher accruals of performance based incentive compensation, as well as severance and retention costs. Additionally, cash compensation and incentive fee compensation increased in the year-to-date comparison due to an incentive arrangement tied to income earned in prior periods.
Equity-based compensation was lower in both periods under comparison, driven by timing of annual equity award grants which occurred in June this year compared to March in prior years and a reduction in accelerated vesting.
Carried interest compensation in all periods were consistent with carried interest allocation (reversal) recognized in the corresponding period, as discussed in the revenue section above.
Administrative and Other Expenses
Administrative and other expenses were $10.3 million higher at $21.8 million in the quarter-to-date comparison and $14.1 million higher at $41.5 million in the year-to-date comparison. In 2025, expenses were netted down by insurance recoveries related to litigation costs incurred in prior years ($7.6 million quarter-to-date and $18.8 million year-to-date), and also included estimated loss related to an employment arbitration (net reduction of $3.1 million quarter-to-date and net accrual of $2.2 million year-to-date). Excluding these discrete items in 2025, expenses were largely consistent in both periods under comparison.
Interest Expense
Interest expense was $5.5 million and $9.0 million in the three and six months ended June 30, 2026, an increase of $0.9 million and $0.6 million, respectively, due to higher interest rate on our replacement senior notes issued in May 2026.
Transaction-Related Costs
Transaction-related costs were $6.2 million and $20.4 million in the three and six months ended June 30, 2026, an increase of $2.0 million and $11.7 million, respectively, reflecting costs incurred related to the Company's two pending acquisition transactions, separately as acquiree and acquirer.
Depreciation and Amortization
Depreciation and amortization expense was $5.5 million and $10.8 million in the three and six months ended June 30, 2026, a decrease of $3.1 million and $5.0 million, respectively, attributed to (i) management contract intangibles that have a declining amortization rate over time, and (ii) accelerated depreciation of fixed assets disposed in connection with the assignment of an office lease in the second quarter of 2025.
Other Gain (Loss), Net
Other gain, net was $4.5 million and $8.5 million in the three and six months ended June 30, 2026, respectively, and $9.1 million and $8.5 million in the three and six months ended June 30, 2025, respectively, reflecting predominantly unrealized fair value changes in financial assets and financial liabilities, related largely to our consolidated funds.
Income Tax Benefit (Expense)
Income tax expense was immaterial in all periods under comparison. The Company has operating losses and capital loss carryforwards that can be applied against current income tax expense for its domestic entities, and the deferred tax assets of these entities are currently subject to a full valuation allowance, resulting in an immaterial income tax impact for its domestic entities. With respect to the Company's foreign subsidiaries, the resulting foreign income tax impact remains immaterial, driven largely by its U.K. subsidiaries.
Income (Loss) from Discontinued Operations
Discontinued operations had net loss of $0.4 million and $5.9 million in the three and six months ended June 30, 2026, respectively, and net gain of $1.6 million and net loss of $2.5 million in the three and six months ended June 30, 2025. 2026 included a litigation related contingent loss, while 2025 included primarily an accrued loss for a state tax audit that was partially reversed in 2026 upon settlement.
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
Non-GAAP Results
Results of our non-GAAP measures attributable to the Operating Company were determined as follows:

	Three Months Ended June 30,
(In thousands)	2026	2025	Change
Fee revenue (1)	$88,058	$85,371	$2,687
Cash compensation (1)	(43,210)	(36,459)	(6,751)
Administrative and other expenses (1)	(18,228)	(16,937)	(1,291)
Fee-Related Earnings—attributable to Operating Company	26,620	31,975	(5,355)
Realized carried interest and incentive fees, net	3,773	—	3,773
Realized principal investment income (loss)	4,803	(33,957)	38,760
Interest expense and preferred dividends	(19,284)	(18,093)	(1,191)
Other income (expense), net (2)	2,791	2,210	581
Income tax benefit (expense)	(941)	(753)	(188)
Distributable Earnings, after tax—attributable to Operating Company	$17,762	$(18,618)	36,380
________
(1)    These amounts are determined based upon the definition of FRE as described above and therefore, differ from those presented on the consolidated statements of operations.
(2) Other income (expense), net, includes interest, dividend and other income, placement fee and other expense, and other realized gain (loss).
Fee-Related Earnings
FRE was $26.6 million for the second quarter of 2026, compared to $32.0 million for the second quarter of 2025, a decrease of $5.4 million. The decrease was driven by an $8.0 million increase in operating costs, principally compensation expense, partially offset by a $2.7 million increase in fee revenue largely attributable to investment origination fees earned in 2026. While 2026 had higher recurring fees from capital raises and deployments that occurred since the third quarter of 2025, this was partially offset by the absence of catch-up fees in 2026 and the effect of investment realizations over time.
Distributable Earnings
DE was $17.8 million for the second quarter of 2026, compared to negative $18.6 million for the second quarter of 2025. The 2025 result reflected a $40.3 million realized principal investment loss from an InfraBridge fund portfolio company, relating to capital funded in prior periods. Excluding that loss, DE for the second quarter of 2025 would have been $21.7 million, and the year-over-year decrease would have been $3.9 million. This decrease was driven by the $5.4 million decline in FRE and lower realized principal investment income, partially offset by $3.8 million of net realized carried interest from our credit fund in 2026.

Distributable Earnings and Fee-Related Earnings Reconciliation

	Three Months Ended June 30,
(In thousands)	2026	2025
Net income (loss) attributable to common stockholders	$212,680	$16,962
Net income (loss) attributable to noncontrolling interests in Operating Company	5,272	1,082
Net income (loss) attributable to Operating Company	217,952	18,044
Transaction-related costs and non-core items (1)	5,194	(4,982)
Other (gain) loss, net (2)	(4,494)	(8,287)
Unrealized principal investment income (3)	(123,095)	(55,422)
Unrealized carried interest, net of associated expense (allocation) reversal (4)	(92,054)	11,649
Equity-based compensation	7,940	10,873
Depreciation and amortization expense	5,498	8,585
Amortization of deferred financing costs, debt premiums and discounts	790	1,106
Adjustments attributable to noncontrolling interests in investment entities (5)	(395)	1,462
OP share of (income) loss from discontinued operations	426	(1,646)
Distributable Earnings, after tax—attributable to Operating Company	17,762	(18,618)
Realized carried interest and incentive fees, net	(3,773)	—
Realized principal investment (income) loss	(4,803)	33,957
Interest expense and preferred dividends	19,284	18,093
Other (income) expense, net (6)	(2,791)	(2,210)
Income tax (benefit) expense	941	753
Fee-Related Earnings—attributable to Operating Company	$26,620	$31,975
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
Overview
At June 30, 2026, we had $294 million of available corporate cash. This generally represents cash at our OP entity after allocating cash for certain compensatory liabilities, and excludes cash held at subsidiaries of the OP, including cash maintained to satisfy regulatory capital requirements in applicable foreign jurisdictions and cash held by consolidated funds. We also have the full $100 million available to be drawn under our VFN facility.
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
Liquidity Needs and Capital Activities
Dividends
Common Stock—The payment of common stock dividends and determination of the amount thereof is at the discretion of our Board of Directors. In August 2026, our Board of Directors declared a dividend of $0.01 per share of common stock to be paid on October 15, 2026 to common stockholders of record at the close of business on September 30, 2026.
Preferred Stock—We have outstanding preferred stock with a redemption value totaling $822 million (at $25 per share), bearing a weighted average dividend rate of 7.135% per annum, with aggregate dividend payments of $14.7 million per quarter.
Contractual Obligations, Commitments and Contingencies
Debt Obligations
As of the date of this filing, our corporate debt is composed of our Class A-2 Notes, with our VFN undrawn. This represents a new issuance in May 2026 of Series 2026-1 securitization notes; the proceeds of which were used to repay the previous Series 2021-1 securitization notes.

($ in thousands)	Outstanding Principal	Interest Rate (Per Annum)	Anticipated Repayment Date	Years Remaining to Maturity
Class A-2 Notes	$300,000	6.326%	June 2031	4.9
Investment Commitments
Fund Commitments—As general partner, we typically have minimum capital commitments to our sponsored funds ranging from 0.03% to 0.72% of the total capital commitments of a fund at final closing, although we may elect to make additional investments in new products. With respect to our flagship value-add DBP fund series, and InfraBridge funds, we have made additional capital commitments as a general partner affiliate, generally ranging from 1.43% to 4.29%, alongside our investors. Our fund capital investments further align our interests to our investors. As of June 30, 2026, we had unfunded equity commitments to our sponsored funds totaling $228 million as general partner and general partner affiliate (including commitments attributed to the ownership by employees and former employees in our general partner entities). Generally, the timing for funding of these commitments is not known and the commitments are callable on demand at any time prior to their respective expirations.
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
At June 30, 2026, $32.6 million of previously distributed carried interest on an after-tax basis would be subject to clawback assuming a hypothetical liquidation of carry paying funds at the June 30, 2026 estimated fair values. Of this amount, $27.4 million and $1.5 million of the clawback obligation would be the responsibility of current/former employees and a third party participation interest, respectively. The Company's share of the clawback obligation would be $3.7 million as of June 30, 2026. In this case, actual clawback obligation, if any, would be determined and become payable at the end of the life of the fund. To satisfy the employees' share of this clawback obligation, $15.2 million of carried interest had been withheld from payment to employees at the time of distribution.
Lease Obligations
At June 30, 2026, we have operating lease obligations of $27.9 million for in-place leases on corporate offices. A portion of our existing space is sub-leased over the remaining term of the respective leases with fixed sub-lease payments totaling $7.6 million expected to be received over the remaining life of the sub-lease contracts.
We also have commitments on three office leases commencing in July and September 2026, with fixed lease payments totaling $57.9 million over their respective lease terms between 2.2 and 10.8 years. We intend to sub-lease a portion of our committed space in the future, which will partially reduce our future net cash outlay.
The Company's lease obligations will be funded through corporate operating cash. Lease obligation amounts represent discounted fixed lease payments over contractual lease terms of up to 10.0 years, excluding any contingent or other variable lease payments, and factor in lease renewal or termination options only if it is reasonably certain that such options would be exercised.
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
In connection with the ArcLight Acquisition, the Company has obtained a commitment for a secured bridge loan facility of up to $500 million. The Company expects that any amounts drawn therefrom will be refinanced through issuance of additional senior notes under its securitization facility.

Generally, the decision to enter into a particular financing arrangement is made after consideration of various factors including future cash needs, current sources of liquidity, demand for the Company’s debt or equity, and prevailing interest rates.
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
Consolidated Cash Flows
The following table summarizes the activities from our consolidated statements of cash flows, including discontinued operations.

	Six Months Ended June 30,
(In thousands)	2026	2025
Cash, cash equivalents and restricted cash—beginning of period	$395,490	$306,298
Net cash generated by (used in):
Operating activities	47,201	127,271
Investing activities	139,588	(68,506)
Financing activities	(66,394)	(25,064)
Effect of exchange rates on cash, cash equivalents and restricted cash	(1,102)	5,022
Cash, cash equivalents and restricted cash—end of period	$514,783	$345,021
Operating Activities
Cash inflows from operating activities are generated primarily through fee-related earnings, distributions of our share of net carried interest, and distribution of earnings from our general partner affiliate interests in our sponsored funds.
Our operating activities generated net cash inflows of $47.2 million in 2026 and $127.3 million in 2025. Outside of recurring operating activities, cash inflows in 2025 also included distribution of earnings from the secondary sale of equity in our DataBank portfolio company of $34.0 million and $18.8 million of net insurance recoveries related to litigation costs largely incurred in prior years.
Investing Activities
Investing activities relate largely to our consolidated liquid funds that invest in marketable equity securities, and our general partner and general partner affiliate investments in sponsored funds, including drawdown of commitments and return of capital from syndications or realized fund investments.

Our investing activities generated net cash inflows of $139.6 million in 2026 and outflows of $68.5 million in 2025.
•In 2026, net cash inflows included $80.0 million of proceeds received in January 2026 from syndication of our interests in sponsored funds in December 2025, $56.4 million of capital distributions received net of fundings, related to our general partner and general partner affiliate commitments in our sponsored funds, and $1.3 million of net outflows from investing activities of our consolidated liquid funds that hold marketable equity securities.
•In 2025, net cash outflows resulted from $73.6 million of fundings, net of distributions, related to our general partner and general partner affiliate commitments in our sponsored funds, and $32.6 million of investments warehoused for potential new products. This was partially offset by return of capital of $24.8 million from the secondary sale of equity in our DataBank portfolio company and $12.1 million from disposition and recapitalization of investments in our InfraBridge fund.
Financing Activities
We incur cash outlays primarily for dividends to our preferred and common stockholders. Other financing activities relate to investment activities of limited partners in consolidated funds and third party interests (including employees) in the general partner entities of our sponsored funds.
Financing activities generated net cash outflows of $66.4 million in 2026 and $25.1 million in 2025. Dividend payments for two quarters on our common and preferred stock approximate $33.0 million each year.
•In 2026, our corporate debt was refinanced through issuance of $300.0 million of new senior notes that repaid a prior series of maturing notes in the same principal amount, with a net cash outlay for debt offering cost of $8.5 million.
•In 2025, cash outflows were partially offset by a follow-on investment of $14.2 million contributed by limited partners of a consolidated single asset fund.
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
Market Risk Effect on Fee Revenue, Principal Investment Income and Net Carried Interest Allocation
Management Fees—To the extent management fees are based upon fair value of the underlying investments of our managed investment vehicles, an increase or decrease in fair value will directly affect our management fee revenue. Generally, our management fee revenue is calculated based upon investors' committed capital during the commitment period of the vehicle, and thereafter, contributed or invested capital during the investing and liquidating periods, or invested capital from inception for Credit and co-investment vehicles. To a lesser extent, management fees are based upon the NAV of vehicles in our Liquid Strategies or GAV for certain InfraBridge vehicles, measured at fair value. At June 30, 2026, vehicles with NAV or GAV fee basis made up 4% of our $40.2 billion FEEUM and accounted for $7.2 million of management fees for the six months ended June 30, 2026. Accordingly, most of our management fee revenue are not directly affected by changes in investment fair values.
Principal Investment Income (Loss)—This is our share of income (loss) from equity interests in our sponsored funds, which in turn is largely driven by fair value changes in the underlying investments of the funds.
A hypothetical 10% decline in the fair value of fund investments at June 30, 2026 would decrease the OP's share of principal investment income by approximately $75 million.
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
A hypothetical 10% decline in the fair value of fund investments at June 30, 2026 would decrease unrealized carried interest by approximately $126 million, representing the OP's share of carried interest net of allocations to employees and a third party participation interest.
Our incentive fees are recognized when it is probable that a significant reversal of the cumulative incentive fees will not occur, which is typically when the fees become realizable or realized at the end of the performance measurement period. At June 30, 2026, there were no incentive fees recorded that have not been fully realized.
Foreign Currency Risk
As of June 30, 2026, we had limited direct foreign currency exposure from our foreign operations and there were no foreign currency denominated investments on the balance sheet. Changes in foreign currency rates can adversely affect earnings and the value of our foreign currency denominated investments, including investments in our foreign subsidiaries.
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
Our corporate debt exposure to variable interest rates is limited to our VFN revolver, which had no outstanding balance at June 30, 2026.
Equity Price Risk
At June 30, 2026, we had $136 million of long positions and $92 million of short positions in marketable equity securities held by our consolidated liquid funds. Realized and unrealized gains and losses from marketable equity securities are recorded in other gain (loss) on the consolidated statement of operations. Market prices for publicly traded equity securities may fluctuate due to a myriad of factors, including but not limited to, financial performance of the investee, industry conditions, economic and political environment, trade volume, and general sentiments in the equity markets. Therefore the level of volatility and price fluctuations are unpredictable. Our funds constantly rebalance their investment portfolio to take advantage of market opportunities and to manage risk. Additionally, one of our funds employs a long/short equity strategy, taking long positions that serve as collateral for short positions, which in combination, reduces its market risk exposure. The effect of equity price decreases to earnings attributable to our stockholders is further reduced as our consolidated liquid funds are partially owned by third party capital, which represent redeemable noncontrolling interests.
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
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures    . Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2026.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings.
The information set forth under "Litigation" in Note 16 to the consolidated financial statements in Item 1 of this Quarterly Report is incorporated herein by reference.
Item 1A. Risk Factors.
Except as set forth below, there have been no material changes from the risk factors previously disclosed in response to "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2025, which is available on the SEC's website at www.sec.gov. In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2025.
Risks Related to the SoftBank Merger and the ArcLight Acquisition
The SoftBank Merger and/or the ArcLight Acquisition may not be completed on the terms or timelines currently contemplated or at all.
The consummation of the SoftBank Merger and the ArcLight Acquisition are each subject to certain closing conditions, including among other things: (a) expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and the receipt of certain non-U.S. antitrust approvals; (b) the receipt of certain required consents or approvals, including, among others, from (i) the Committee on Foreign Investment in the United States and the applicable regulators in certain non-U.S. jurisdictions under foreign investment laws, (ii) the Federal Energy Regulatory Commission, (iii) the Federal Communications Commission, (iv) the Monetary Authority of Singapore, (v) the UK Financial Conduct Authority, and (vi) the European Union under the EU Foreign Subsidies Regulation 2022/2560; (c) the absence of legal restraints prohibiting the SoftBank Merger and/or the ArcLight Acquisition, as applicable; (d) the absence of certain materially adverse conditions or remedies imposed in connection with the foregoing regulatory approvals; and (e) the receipt of required consents for investment funds and clients, as applicable, as well as other customary closing conditions. There can be no assurance that such conditions will be satisfied in a timely manner or at all, or that an effect, event, development or change will not transpire that could delay or prevent these conditions from being satisfied. While many of the required governmental approvals for the SoftBank Merger and the ArcLight Acquisition have been obtained, certain governmental agencies may not approve the SoftBank Merger, the ArcLight Acquisition and/or the related transactions necessary to complete the SoftBank Merger and/or the ArcLight Acquisition, or may impose conditions to the approval of such transactions or require changes to the terms of such transactions. Any such conditions or changes could have the effect of delaying completion of the SoftBank Merger and/or the ArcLight Acquisition, or imposing costs on or limiting the operation of the Company's business following the SoftBank Merger and/or the ArcLight Acquisition, and such conditions or changes could lead to the termination of the SoftBank Merger Agreement and/or the ArcLight Agreement.
An adverse judgment in one or more lawsuits challenging the SoftBank Merger and/or the ArcLight Acquisition, should they occur, may prevent such transactions from becoming effective or from becoming effective within the expected timeframes, and may result in significant costs and divert management’s attention and resources.
Stockholders may file lawsuits challenging the SoftBank Merger, the ArcLight Acquisition or the other transactions contemplated by the SoftBank Merger Agreement or the ArcLight Agreement, as applicable, which may name the Company, members of the board of directors or others as defendants. No assurance can be made as to the outcome of such lawsuits, should they occur, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the SoftBank Merger or the ArcLight Agreement on the applicable agreed-upon terms, such an injunction may delay the completion of the SoftBank Merger and/or the ArcLight Acquisition, in the expected timeframe, or may prevent such transactions from being completed altogether. Whether or not any plaintiff’s claim is successful, this type of litigation may result in significant costs and diverts management’s attention and resources, which could adversely affect the operation of our business.
Failure to consummate the proposed SoftBank Merger and/or the ArcLight Acquisition could have a material adverse impact on our business, results of operations and financial condition.
In the event the SoftBank Merger and/or the ArcLight Acquisition are not completed, we will be subject to a number of risks without realizing any of the benefits of having completed such transactions, including the following:

•Because consummation of the ArcLight Acquisition is conditioned upon prior completion of the SoftBank Merger, if the SoftBank Merger is not completed, the ArcLight Acquisition likewise will not be consummated and we will not realize any of its anticipated benefits;
•We may be required to pay a termination fee of $96 million if the SoftBank Merger is terminated under qualifying circumstances and/or a termination fee of $30 million if the ArcLight Agreement is terminated under qualifying circumstances, in each case as described in the SoftBank Merger Agreement or ArcLight Agreement, as applicable;
•We have incurred and will continue to incur substantial costs relating to the SoftBank Merger and the ArcLight Acquisition, such as financial advisor, legal, accounting, and, with respect to the ArcLight Acquisition, debt financing costs and fees, regardless of whether the SoftBank Merger and the ArcLight Acquisition are completed;
•Time and resources committed by management to matters relating to the SoftBank Merger and the ArcLight Acquisition (including integration planning) could otherwise have been devoted to pursuing other beneficial opportunities; and
•The market price of our common stock could decline to the extent that the current market price reflects a market assumption that the SoftBank Merger will be completed. If the SoftBank Merger and/or the ArcLight Acquisition are not completed, the Company cannot assure its stockholders that the risks described above will not materialize and will not materially affect the Company’s business and financial results or the market price of our securities.
Uncertainty regarding the completion of the SoftBank Merger and/or the ArcLight Acquisition may adversely impact our ability to maintain relationships with investors and business partners and may adversely affect our ability to attract and retain key employees.
The SoftBank Merger and the ArcLight Acquisition will each be consummated only if stated conditions are met, many of which are beyond our control, and may not be completed on the terms or timeline currently contemplated or at all. As a result, there may be uncertainty regarding the completion of the SoftBank Merger and/or the ArcLight Acquisition. This uncertainty may cause some of our investors and business partners to delay or defer decisions or to end their relationships with us, which could negatively affect our revenues, earnings and cash flows, regardless of whether the SoftBank Merger and/or the ArcLight Acquisition are completed. Uncertainty regarding the completion of the SoftBank Merger and/or the ArcLight Acquisition may also foster uncertainty among employees about their future roles. This may adversely affect our ability to attract and retain key personnel, which could have an adverse effect on our ability to generate revenue at anticipated levels prior to the completion of the SoftBank Merger and/or the ArcLight Acquisition.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
Shares of class A common stock, as described below, were issued in reliance on Sections 3(a)(9) or 4(a)(2) of the Securities Act of 1933, as amended.
Redemption of Membership Units in OP ("OP units")
Holders of OP units have the right to require the OP to redeem all or a portion of their OP units for cash or, at our option, shares of class A common stock on a one-for-one basis. In the second quarter of 2026, 2,478,601 shares of class A common stock were issued in satisfaction of redemption requests by OP unit holders.
Item 3.     Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the quarter ended June 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits.
EXHIBIT INDEX

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of December 29, 2025, by and among DigitalBridge Group, Inc., Duncan Holdco LLC, Duncan Sub I Inc., Duncan Sub II LLC, and DigitalBridge Operating Company, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 30, 2025)

2.2
Agreement and Plan of Merger, dated as of May 23, 2026, by and among DigitalBridge Group, Inc., DigitalBridge Operating Company, LLC, DB Marley Sub, LLC, ArcLight Capital Holdings, LLC, ACHP II, LP, and the Seller Representative (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 27, 2026)

3.1	Restated Charter of DigitalBridge Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2023)
3.2	Amended and Restated Bylaws of DigitalBridge Group, Inc., effective August 1, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2023)
3.3
Articles Supplementary designating 7.15% Series I Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-A filed on June 5, 2017)

3.4
Articles Supplementary designating 7.125% Series J Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form 8-A filed on September 22, 2017)

4.1
Second Amendment to Base Indenture, dated as of May 11, 2026, by and among DigitalBridge Issuer, LLC, DigitalBridge Co-Issuer, LLC, together as Co-Issuers, certain indirect and direct subsidiaries of the Co-Issuers and Citibank, N.A., as Indenture Trustee (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 15, 2026)

4.2
Series 2026-1 Supplement to Base Indenture, dated as of May 11, 2026, by and between DigitalBridge Issuer, LLC and DigitalBridge Co-Issuer, LLC, together as Co-Issuers of the Series 2026-1 secured fund fee revenue notes, Class A-2, and Series 2026-1 variable funding senior notes, Class A-1, certain indirect and direct subsidiaries of the Co-Issuers and Citibank, N.A., as Trustee (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 15, 2026)

10.1
Class A-1 Note Purchase Agreement, dated as of May 11, 2026, by and among DigitalBridge Issuer, LLC and DigitalBridge Co-Issuer, LLC, together as Co-Issuers, each of DigitalBridge Holdings 1, LLC, DigitalBridge Holdings 2, LLC and DigitalBridge Holdings 3, LLC, DigitalBridge Investment Holdco, LLC, as Manager, the conduit investors party thereto, the financial institutions party thereto, certain funding agents, and Barclays Bank PLC, as L/C Provider and Administrative Agent (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 15, 2026)

10.2	First Amendment to DigitalBridge Group, Inc. 2024 Omnibus Stock Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 15, 2026)
31.1*	Certification of Marc C. Ganzi, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Thomas Mayrhofer, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Marc C. Ganzi, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Thomas Mayrhofer, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104**	Cover Page Interactive Data File
__________
* Filed herewith.
** The document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 4, 2026

DigitalBridge Group, Inc.

By:	/s/ Marc C. Ganzi
Marc C. Ganzi
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Thomas Mayrhofer
Thomas Mayrhofer
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Tracey Teh
Tracey Teh
Chief Accounting Officer (Principal Accounting Officer)